Form 10-Q
period 1996-06-30
CITATION CORP /AL/
filed 1996-08-13
CIK 924648

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

   [X]  Quarterly report pursuant to Section 13 or 15(d) of the
                Securities and Exchange Act of 1934
           For the quarterly period ended June 30, 1996

                               or

   [ ]  Transition report pursuant to Section 13 or 15(d) of the
               Securities and Exchange Act of 1934
   For the transition period from _______________ to _______________

                   Commission File No. 0-24492


                      CITATION CORPORATION
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                            63-0828225
(STATE OF INCORPORATION)               (IRS EMPLOYER I.D. NO.)

                 2 OFFICE PARK CIRCLE, SUITE 204
                   BIRMINGHAM, ALABAMA  35223
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        (205) 871-5731
                 (REGISTRANT'S TELEPHONE NUMBER)

                        _______________


     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]        No [ ]

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

           Class                        Outstanding at August 12, 1996
- ----------------------------            ------------------------------
Common Stock, $.01 Par Value                       17,715,540

                              INDEX

                                                                      Page No.
                                                                      --------
PART I:    FINANCIAL INFORMATION

     ITEM 1:   Financial Statements.................................       1

                  Interim Condensed Consolidated Balance Sheets.....       2

                  Interim Condensed Consolidated Statements
                  of Income.........................................       3

                  Interim Condensed Consolidated Statements
                  of Cash Flows.....................................       4

                  Notes to Interim Condensed Consolidated
                  Financial Statements..............................       5

     ITEM 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................      11

PART II:     OTHER INFORMATION

     ITEM 6:   Exhibits and Reports on Form 8-K.....................      14

     SIGNATURES.....................................................      15

     EXHIBITS:

         Credit Agreement Dated July 1, 1996

         Financial Data Schedule

              PART I: FINANCIAL INFORMATION

ITEM I:   FINANCIAL STATEMENTS

     The financial statements listed below are included on the following pages of this Report on Form 10-Q (Unaudited):

          Interim Condensed Consolidated Balance Sheets at
          October 1, 1995 and June 30, 1996.

          Interim Condensed Consolidated Statements of Income for the three months and nine months ended July 2, 1995 and June 30, 1996.

          Interim Condensed Consolidated Statements of Cash Flows for the nine months ended July 2, 1995 and June 30, 1996.

          Notes to Interim Condensed Consolidated Financial Statements.

                     __________________________________


     [The remainder of this page intentionally left blank]

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

                                                October 1, 1995    June 30, 1996
                                                ---------------    -------------
ASSETS                                                              (unaudited)
Current assets:
   Cash and cash equivalents                       $  9,812          $   1,600
   Accounts receivable, net                          52,994             81,937
   Inventories                                       23,903             42,105
   Deferred income taxes, prepaid
    expenses and other assets                         7,882             10,017
                                                   --------           --------
      Total current assets                           94,591            135,659
Property, plant and equipment, net                  143,425            201,389
Other assets                                         33,855             43,141
                                                   --------           --------
                                                   $271,871           $380,189
                                                   --------           --------
                                                   --------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt               $  6,553           $  2,170
   Accounts payable                                  24,605             37,154
   Accrued expenses                                  24,857             32,184
                                                   --------           --------
      Total current liabilities                      56,015             71,508

Long-term debt, net of current portion               71,254            146,274
Deferred income taxes and other deferred
 liabilities                                         12,126             14,484
                                                   --------           --------
      Total liabilities                             139,395            232,266
                                                   --------           --------

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000
   shares authorized, none issued and outstanding     --                 --
  Common stock, $0.01 par value; 30,000,000 shares
   authorized, 17,715,540 issued and outstanding
   in 1996, and 17,675,540 in 1995                      177                177
  Additional paid-in capital                        106,986            107,105
  Retained earnings                                  25,313             40,641
                                                   --------           --------
      Total stockholders' equity                    132,476            147,923
                                                   --------           --------
                                                   $271,871           $380,189
                                                   --------           --------
                                                   --------           --------

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except share and per share data)

                                    For the Three                 For the Nine
                                    Months Ended                  Months Ended

                             July 2, 1995   June 30, 1996   July 2, 1995   June 30, 1996
                             ------------   -------------   ------------   -------------
                             (unaudited)     (unaudited)                    (unaudited)
Net sales                     $    82,130   $   143,420     $   215,585    $   356,136
Costs of sales                     64,728       117,167         170,080        291,678
                              -----------   -----------     -----------    -----------
 Gross profit                      17,402        26,253          45,505         64,458
Selling, general and
 administrative expenses            8,828        12,326          23,334         34,059
                              -----------   -----------     -----------    -----------
 Operating income                   8,574        13,927          22,171         30,399
Other (income) expenses:
 Interest expense, net              1,087         2,559           2,170          5,210
 Other, net                           (55)         (141)           (266)          (358)
                              -----------   -----------     -----------    -----------
                                    1,032         2,418           1,904          4,852
                              -----------   -----------     -----------    -----------
Income before provision for
 income taxes                       7,542        11,509          20,267         25,547
Provision for income taxes          2,902         4,604           7,991         10,219
                              -----------   -----------     -----------    -----------
Net income                    $     4,640   $     6,905     $    12,276    $    15,328
                              -----------   -----------     -----------    -----------
                              -----------   -----------     -----------    -----------
Net income per share          $      0.35   $      0.39     $      0.93    $      0.87
                              -----------   -----------     -----------    -----------
                              -----------   -----------     -----------    -----------
Weighted average shares
 outstanding                   13,297,826    17,699,331      13,260,942     17,686,639
                              -----------   -----------     -----------    -----------
                              -----------   -----------     -----------    -----------

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)


                                                     For the Nine Months Ended
                                                    July 2, 1995  June 30, 1996
                                                    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                              (unaudited)
 Net income                                           $ 12,276      $ 15,328
                                                      --------      --------
 Adjustments to reconcile net income
  to net cash flows provided
  by operating activities:
   Provision for losses on receivables                     276           208
   Depreciation and amortization                         7,113        14,394
   Other, net                                              (29)          (14)
   Changes in operating assets and
    liabilities, net:
     Accounts receivable                                (2,565)      (10,467)
     Inventories                                          (620)       (5,765)
     Prepaid expenses and other assets                  (4,486)       (1,785)
     Accounts payable                                   (2,537)        1,697
     Accrued expenses and other liabilities              1,004         4,617
                                                      --------      --------
      Total adjustments                                 (1,844)        2,885
                                                      --------      --------
      Net cash provided by operating activities         10,432        18,213
                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment
      expenditures - net                               (22,819)      (22,662)
     Other nonoperating assets, net                       (191)       (2,699)
     Net assets from acquisitions                      (19,700)      (36,450)
                                                      --------      --------
      Net cash used by investing activities            (42,710)      (61,811)
                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of capital stock                              72          --
     Change in long-term debt, and note payable         34,691        35,267
     Change in paid in capital                            --             119
     Distributions to original S corporation
      stockholders                                      (3,466)         --
                                                      --------      --------
      Net cash provided by financing activities         31,297        35,386
                                                      --------      --------
      Net decrease in cash and cash equivalents           (981)       (8,212)
      Cash and cash equivalents, beginning of period       981         9,812
                                                      --------      --------
      Cash and cash equivalents, end of period        $      0      $  1,600
                                                      --------      --------
                                                      --------      --------

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
NOTES TO INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share and per share data)

1. The interim condensed consolidated balance sheet of Citation Corporation (the "Company") at October 1, 1995 and the interim condensed consolidated financial statements for the nine months ended July 2, 1995, have been derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The interim condensed consolidated financial statements at June 30, 1996 and for the three and nine months ended June 30, 1996 and for the three months ended July 2, 1995 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the 1995 annual report on Form 10-K.

2. During September 1995, the Company completed a secondary public offering of 4,250,000 common shares at $17.375 per share. After the secondary offering, the Company had 17,675,540 common shares outstanding.

3.   A summary of inventories is as follows:

                                           October 1, 1995    June 30, 1996
                                           ---------------    -------------
   Raw materials                             $    6,600         $   8,769
   Supplies and containers                        5,398             9,923
   Castings                                      11,905            23,413
                                             ----------          --------
                                             $   23,903          $ 42,105
                                             ----------          --------
                                             ----------          --------

4. Balances of major classes of property, plant and equipment and accumulated depreciation are as follows:

                                           October 1, 1995    June 30, 1996
                                           ---------------    -------------
   Land and improvements                     $    5,921         $   8,374
   Buildings                                     28,945            39,253
   Plant and equipment                          125,277           177,806
   Office equipment                               5,813             8,145
   Transportation equipment                       6,297             8,816
   Construction in progress                      22,343            21,316
                                             ----------          --------
                                                194,596           263,710
   Less accumulated depreciation                (51,171)          (62,321)
                                             ----------          --------
                                             $  143,425          $201,389
                                             ----------          --------
                                             ----------          --------

5.   The Company's other assets consist of the following:

                                           October 1, 1995    June 30, 1996
                                           ---------------    -------------
   Goodwill, net                             $   29,495         $  40,017
   Consulting, noncompetition
    agreements and other, net                     4,360             3,124
                                             ----------         ---------
                                             $   33,855         $  43,141
                                             ----------         ---------
                                             ----------         ---------

6.   Long term debt consists of the following:

                                           October 1, 1995    June 30, 1996
                                           ---------------    -------------
   Note payable                              $   62,638         $ 136,724
   Other financing arrangements                  15,169            11,720
                                             ----------         ---------
                                                 77,807           148,444
Less current portion of long-term debt            6,553             2,170
                                             ----------         ---------
                                             $   71,254         $ 146,274
                                             ----------         ---------
                                             ----------         ---------

7. The following unaudited pro forma summary for the nine months ended July 2, 1995 combines the results of operations of the Company with Oberdorfer Industries Corporation ("Oberdorfer"), Iroquois Foundry Corporation ("Iroquois"), Berlin Foundry Corporation ("Berlin"), Pennsylvania Steel Foundry & Machine Company ("Penn. Steel"), Castwell Products, Inc. ("Castwell"), Texas Steel Company ("Texas Steel"), Hi-Tech Corporation ("Hi-Tech"), Southern Aluminum Castings Company ("Southern Aluminum") and Bohn Aluminum Corporation ("Bohn") as if the acquisitions had occurred at the beginning of the 1995 fiscal year. For the nine months ended June 30, 1996, the pro forma summary combines the results of operations of the Company with Texas Steel, Hi-Tech, Southern Aluminum and Bohn as if the acquisitions had occurred at the beginning of the 1996 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects have been made to reflect the impact of the purchase transactions. Additionally, a reduction in interest expense has been recorded for the nine months ended July 2, 1995 resulting from the application of the net proceeds of the Company's secondary public offering of 4,250,000 shares of common stock. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the 1995 or 1996 fiscal year.

     Pro forma interim condensed consolidated statements of income are as follows:

                                                Nine Months Ended
                                          July 2, 1995    June 30, 1996
                                          ------------    -------------
   Sales                                    $394,597        $400,955
   Operating income                         $ 37,494        $ 32,854
   Income before provision for
    income taxes                            $ 30,751        $ 25,829
   Pro forma net income                     $ 18,626        $ 15,497
   Pro forma earnings per common share      $   1.06        $   0.88

     Pro forma earnings per common share for the nine months ended July 2, 1995 is calculated by dividing pro forma net income by the weighted average shares outstanding at July 2, 1995 plus the 61,540 shares and 80,000 shares issued in conjunction with the purchase of Berlin and Penn. Steel, respectively and the 4,250,000 shares issued in conjunction with the Company's secondary public offering of common stock. Pro forma earnings per common share for the nine months ended June 30, 1996 is calculated by dividing pro forma net income by the weighted average shares outstanding as of June 30, 1996.

8. Effective January 5, 1996, the Company completed the purchase of the net assets of Texas Steel Company of Fort Worth, Texas for $13 million and the assumption of approximately $2.2 million in debt. Texas Steel produces high quality steel castings for the construction machinery, energy, mining, railroad and other industrial markets. Texas Steel has approximately 440 employees and sales for the twelve months ending December 31, 1995 were approximately $38 million. The estimated fair value of assets acquired and liabilities assumed are as follows:

     Accounts receivable                    $  3,833
     Inventories                               4,795
     Other current assets                        211
     Property, plant and equipment             9,938
     Other non-operating assets                  521
     Accounts payable and accrued expenses    (4,103)
     Long-term debt                           (2,195)
                                             -------
      Purchase price                         $13,000
                                             -------
                                             -------

     On February 4, 1996, the Company completed the purchase of the net assets of Hi-Tech Corporation of Albion, Indiana for $3.2 million plus the assumption of approximately $2.6 million of debt. Hi-Tech machines medium volume products for the automotive, industrial, heavy truck and heavy off road equipment markets. Hi-Tech has approximately

     90 employees and had sales for the twelve months ended December 31, 1995, of approximately $7 million. The estimated fair values of assets acquired and liabilities assumed are as follows:

     Accounts receivable                       $    801
     Inventories                                    367
     Other current assets                             8
     Property, plant and equipment                4,622
     Other non-operating assets                     437
     Accounts payable and accrued expenses         (410)
     Long-term debt                              (2,625)
                                                -------
      Purchase Price                            $ 3,200
                                                -------
                                                -------

     Effective March 1, 1996, the Company completed the purchase of the stock of Southern Aluminum Castings Company of Bay Minette, Alabama for $12 million plus the assumption of approximately $28.5 million of debt. Southern Aluminum consists of three foundries producing high volume aluminum sand castings, a processing plant, a pattern shop and a machine shop. Primary products are intake manifolds, oil cooler housings, oil filter adapters and throttle body adapters. Substantially all of Southern Aluminum's sales are to Ford Motor Company. Net sales for the twelve months ended December 31, 1995 were approximately $42 million. The estimated fair values of assets acquired and liabilities assumed are as follows:

     Accounts receivable, net                           $  9,911
     Inventories                                           5,975
     Other current assets                                     19
     Property, plant and equipment, net                   26,980
     Other non-operating assets                            5,046
     Accounts payable and accrued expenses                (7,393)
     Long-term debt                                      (28,538)
                                                         -------
      Purchase Price                                     $12,000
                                                         -------
                                                         -------

     Effective April 1, 1996, the Company completed the acquisition of the net assets of Bohn Aluminum Corporation ("Bohn") of Butler, Indiana for $8.25 million plus the assumption of approximately $2.0 million of debt. Bohn is a producer of aluminum permanent mold castings to the medium truck, diesel engine and construction equipment markets. In addition, Bohn operates its own smelter which remelts aluminum scrap for reuse. Bohn had net sales of approximately $32 million for the twelve months ended September 30, 1995 and has approximately 275 employees. The estimated fair values of assets acquired and liabilities assumed are as follows:

     Accounts receivable                        $  4,139
     Inventories                                   1,300
     Other current assets                            112
     Property, plant and equipment                 5,948
     Other non-operating assets                    2,777
     Accounts payable and accrued expenses        (4,014)
     Long-term debt                               (2,012)
                                                 -------
      Purchase Price                             $ 8,250
                                                 -------
                                                 -------

     On May 16, 1996, the Company and Interstate Forging Industries, Inc. ("Interstate Forging") of Milwaukee, Wisconsin and Navasota, Texas, entered into a definitive Merger Agreement whereby a subsidiary of the Company would be merged into Interstate Forging, and Interstate Forging would become a wholly owned subsidiary of the Company (the "Merger"). Interstate Forging produces custom closed die forgings of carbon, alloy and stainless steel for construction equipment, aircraft, off-road equipment, material handling, outboard motors, and truck and trailer industries. Interstate Forging has approximately 500 employees and had sales for the twelve months ended December 31, 1995 of approximately $85 million.

     The Company has filed a Registration Statement on Form S-4
     (the "S-4") with the S.E.C. to register certain contingent payment rights which Citation is to pay to the shareholders and certain option holders of Interstate Forging as a portion of the purchase price for the Merger. At such time as the S-4 is declared effective, Interstate Forging will hold a meeting of its shareholders to vote on the Merger. If Interstate Forging shareholder approval and all required regulatory approvals are received and certain other conditions fulfilled, it is anticipated that the Merger would be effective in the fall of 1996.

9.   Recently Issued Accounting Standards - The Financial
     Accounting Standards Board (FASB) has issued SFAS No. 107,
     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.
     Management believes that this statement will not have a significant effect on the Company's consolidated financial statements.

     Also in October 1995, the FASB issued SFAS No. 123.
     ACCOUNTING FOR STOCK-BASED COMPENSATION.   The Company is not
     required to adopt this statement until fiscal year

     1997. The Company anticipates continuing to account for its stock based compensation plans in accordance with APB Opinion No. 25. ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, as permitted by this statement. When this statement becomes applicable, the Company intends to provide the appropriate pro forma net income and net income per share disclosures required by this statement.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying interim condensed consolidated financial statements.

QUARTER ENDED JUNE 30, 1996 COMPARED TO THE QUARTER ENDED JULY 2, 1995

SALES. Sales increased 74.6%, or $61.3 million, to $143.4 million for the three months ended June 30, 1996 from $82.1 million in the comparable prior year period. The increase was attributable to fiscal year 1995 and 1996 acquisitions. Sales added at Berlin, Penn. Steel, Castwell, Texas Steel, Southern Aluminum and Bohn Aluminum foundries and Hi-Tech machine shop (collectively the "Acquisitions") in the fiscal 1996 third quarter were approximately $61.5 million. Sales from the Company's existing foundry operations in the 1996 third quarter were approximately the same as the prior year comparable period.

GROSS PROFIT. Gross profit increased 50.9%, or $8.9 million, to $26.3 million in the 1996 third quarter from $17.4 million in the comparable 1995 period. Gross margin decreased to 18.3% in the 1996 third quarter from 21.2% in the 1995 third quarter. This decrease was due to the integration of the Acquisitions, the impact of the Texas Foundries expansion and increased competition for the Company's products as a result of a slower economy as compared to the same period in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased 39.6%, or $3.5 million, to $12.3 million in the 1996 third quarter from $8.8 million in the 1995 third quarter. The net increase of $3.5 million consists of a $4.6 million increase attributable to the Acquisitions and a $1.1 million decrease from the existing Company operations for the three months ended June 30, 1996 from the comparable 1995 period. As a percentage of net sales, SG&A expenses decreased to 8.6% in the 1996 third quarter from 10.8% in the 1995 third quarter.

OPERATING INCOME.  Operating income increased 62.4%, or $5.4 million, to $13.9 million for the 1996 third quarter from $8.6 million for the comparable 1995 quarter. Operating margin decreased to 9.7% in the 1996 third quarter from 10.4% in the 1995 third quarter.

INTEREST EXPENSE. Interest expense increased to $2.6 million in the 1996 third quarter from $1.1 million in the 1995 third quarter. This increase is primarily attributable to higher average outstanding debt balances as a result of completing four acquisitions during the 1996 second and third quarters. The purchase price plus assumed debt of the acquisitions totaled approximately $72 million. Capitalized interest for the third fiscal quarters of 1996 and 1995 was approximately -0- and $234 thousand, respectively.

NET INCOME. As a result of the foregoing factors, net income increased $2.3 million, or 48.9% in the third quarter of 1996 to $6.9 million from $4.6 million in the 1995 comparable quarter.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE NINE MONTHS ENDED
JULY 2, 1995

SALES. Sales increased 65.2%, or $140.6 million, to $356.1 million for the nine months ended June 30, 1996 from $215.6 million in the comparable prior year period. The increase was attributable to fiscal year 1995 and 1996 acquisitions. Sales at Oberdorfer, Iroquois, Berlin, Penn. Steel, Castwell, Texas Steel, Southern Aluminum and Bohn Aluminum foundries and Hi-Tech machine shop (collectively the "Acquisitions") in the first nine months of fiscal 1996 were approximately $148.6 million. Sales from the Acquisitions were partially offset by lower sales at the Company's existing foundry operations. For the nine months ended June 30, 1996, sales from existing units were down approximately 3.7%, or $8.0 million, as compared to the same period last year. Management attributes this decrease to the delay of the Texas Foundries expansion and a slower economy as compared to the comparable prior year period. The Texas Foundries expansion was originally targeted to be complete prior to the 1996 fiscal first quarter. However, because of delayed shipments of critical new equipment the project was not fully completed until the second quarter of 1996. The Texas Foundries expansion project is currently operating at approximately 75% of its optimal capacity.

GROSS PROFIT. Gross profit increased 42%, or $19.0 million, to $64.5 million for the nine months ended June 30, 1996 from $45.6 million in the comparable 1995 period. Gross margin decreased to 18.1% during the first nine months from 21.1% in the comparable 1995 period. This decrease was due to the integration of the Acquisitions, the impact of the Texas Foundries expansion and increased competition for the Company's products as a result of a slower economy as compared to the same period in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased 46%, or $10.7 million, to $34.1 million for the nine months ended June 30, 1996 from $23.4 million in the first nine months of 1995. The net increase of $10.7 million consists of a $13.0 million increase attributable to the Acquisitions and a $2.3 million decrease from the existing Company operations for the nine months ended June 30, 1996 from the comparable 1995 period. As a percentage of net sales, SG&A expenses decreased to 9.6% for the nine months ended June 30, 1996 from 10.8% in the 1995 comparable period.

OPERATING INCOME. Operating income increased 37.1%, or $8.2 million, to $30.4 million for the nine months ended June 30, 1996 from $22.2 million in the comparable 1995 period. Operating margin decreased to 8.5% during the first nine months of 1996 from 10.3% in the 1995 comparable period.

INTEREST EXPENSE. Interest expense increased to $5.2 million for the nine months ended June 30, 1996 from $2.2 million in the nine months ended July 2, 1995. This increase is primarily attributable to higher average outstanding debt balances as a result of completing four acquisitions during the 1996 second and third quarters. The purchase price plus assumed debt of these acquisitions totaled approximately $72 million. Additionally, the Company placed the remainder of the Texas Foundries expansion in service during the second quarter of 1996, which reduced capitalized interest and increased interest expense for the period. Capitalized interest for the nine months ended June 30, 1996 and July 2, 1995 was approximately $453 thousand and $659 thousand, respectively.

NET INCOME. As a result of the foregoing factors, net income increased $3.0 million, or 24.9% to $15.3 million in the first nine months of 1996 from $12.3 million in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had a bank line of credit from its current lending institution to provide credit facilities in an aggregate amount of up to $175 million, bearing interest rates equal to LIBOR plus 1.0% to LIBOR plus 2.5% depending on the Company's leverage ratios from time to time. The Company was able to borrow at LIBOR plus 1.5% based on its leverage ratio at June 30, 1996. At June 30, 1996, $136.7 million was outstanding and $38.3 million was available to borrow under this facility.

The Company had working capital of $38.6 million at October 1, 1995 and $64.2 million at June 30, 1996. The Company's primary sources of working capital are cash flows from operating activities, equity offerings and borrowings under the above mentioned line of credit. Primary uses of working capital are the funding of operations, capital expenditures and acquisitions.

Effective July 1, 1996, the Company's credit facility was increased from $175 million to $230 million. Additionally, NBD Bank replaced SouthTrust Bank as the lead bank, and several new agent banks were added to the lending group. Under the amended facility, the Company can borrow at interest rates from LIBOR plus 1.0% to LIBOR plus 2.0% depending on the Company's leverage ratios from time to time.

Also, subsequent to June 30, 1996, the Company entered into interest rate swap agreements with NBD Bank establishing fixed interest rates for approximately $80 million of the total outstanding debt. The agreements have fixed interest rates ranging from 6.85% to 7.09% plus 1.0% to 2.5% depending on the Company's leverage ratios on the effective date of the agreement. Each of the swap agreements are for a period of five years and mature in the years 2001 and 2002. The Company is exposed to credit risk in the event of non-performance by the counterparty to the interest rate swap agreement (NBD). The Company mitigates credit risk by dealing only with financially sound U.S. banks. Accordingly, the Company does not anticipate loss for non-performance.

ACQUISITIONS

Note 8 of the interim condensed consolidated financial statements included elsewhere in this filing describes recently announced acquisitions.

                   PART II: OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 10.2(r) - Credit Agreement dated July 1, 1996
                            among the Company and its subsidiaries,
                            SouthTrust Bank of Alabama, National
                            Association and NBD Bank

          Exhibit 27      - Financial Data Schedule

     (b)  Reports on Form 8-K:

          There were no Reports on Form 8-K during the quarter ended June 30, 1996.


          _____________________________________________________

          [The remainder of this page intentionally left blank]

                           SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                              CITATION CORPORATION


August 12, 1996                     /s/ T. MORRIS HACKNEY
                                    -------------------------------------
                                    T. MORRIS HACKNEY
                                    Chairman and Chief Executive Officer


August 12, 1996                     /s/   R. CONNER WARREN
                                    --------------------------------------
                                    R. CONNER WARREN
                                    Executive Vice President of Finance and
                                    Administration and Treasurer
                                    (Principal Financial Officer)


August 12, 1996                     /s/   THOMAS W. BURLESON
                                    --------------------------------------
                                    THOMAS W. BURLESON
                                    Vice President-Controller and
                                    Assistant Secretary
                                    (Principal Accounting Officer)