Form 10-K405
period 1996-09-29
CITATION CORP /AL/
filed 1996-12-27
CIK 924648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                            -------------------------

                                    FORM 10-K
(Mark One)

   [ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                           THE SECURITIES ACT OF 1934

For the fiscal year ended September 29, 1996         Commission File No. 0-24492

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of each exchange
           Title of each class                          on which registered
          --------------------                        ----------------------
                  None                                         None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                          Common Stock, $.01 par value
                         -------------------------------
                                (Title of Class)

Indicate whether the registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

                           Yes    X         No
                                -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $102,147,224 as of December 13, 1996 based on the NASDAQ National Market System closing price on that date.

As of December 13, 1996 there were 17,721,040 shares of the registrant's Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:


Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 18, 1997 are incorporated by reference into
Part III of this Form 10-K.

                                TABLE OF CONTENTS
     Item No.                                                           Page No.
     --------                                                           --------

PART I
     1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
     2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12
     3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .13
     4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .13
          Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . .13

PART II
     5.   Market for Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . .14
     6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .15
     7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . .17
     8.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .25
     9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . . . . .51

PART III
     10.  Directors and Executive Officers of the Registrant . . . . . . . . . *
     11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . *
     12.  Security Ownership of Certain Beneficial Owners and Management . . . *
     13.  Certain Relationships and Related Transactions . . . . . . . . . . . *

PART IV
     14.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .52

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .54


* Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 18, 1997 are incorporated by reference in
Part III of this Form 10-K.

                              CITATION CORPORATION

                                     PART I

ITEM 1:   BUSINESS

     Citation Corporation is a manufacturer of cast, forged and machined components for the capital and durable goods industries. At its 19 operations in eight states, its approximately 5,600 employees produce aluminum, iron and steel castings, steel forgings and machined and assembled components for automobiles, light, medium and heavy trucks, off-highway construction equipment, agricultural equipment, pumps, compressors and industrial valves, machine tools, aircraft and other durable goods. The Company's stock is traded on the Nasdaq National Market under the symbol CAST.

BUSINESS STRATEGY

     For Citation, strategic change was necessitated by change in its marketplace. Today, original equipment manufacturers which form the bulk of Citation's customers are changing from vertically integrated manufacturing companies to become design and marketing companies, assembling components, and thus focusing on their strengths. As multi-national organizations come to accept this concept, each is attempting to reduce costs by closing inefficient captive operations such as internal foundries and forges and outsourcing products that independent suppliers such as Citation produce more efficiently.

     The reason for this is that parts operations such as foundries and forge shops tend to be capital and labor intensive. Foundries and forges require technology that is not common to almost any other type of manufacturing. Therefore, in the decade of the 80's, large OEM's began to close their captive foundries and forges and to outsource castings and forgings to independent producers. This has allowed the OEM's to focus on their base businesses and provides them components that are more cost efficient than they can produce internally.

     While the process of outsourcing is often associated with the automotive manufacturers, numerous other large manufacturers of agricultural implements, construction equipment, braking systems, heavy trucks and ship building also operate captive facilities. Many of these are also outsourcing casting and forging products.

     In addition to outsourcing, the relationship between customer and supplier also began to undergo change. OEM's now develop "partnerships" with their vendors. This is usually defined as a long-term relationship where the supplier provides design and engineering input in return for longer sourcing agreements and a less adversarial negotiating structure.

     As another means of improving efficiency, the OEMs set targets of dealing with fewer suppliers, but the suppliers selected must have broader capabilities - more ability to add value to the product and the ability to meet stringent quality standards.

     Given these trends in the marketplace, as well as competitive concerns, the Company's strategy has changed from simply being a foundry and forge company in three key ways. First, the Company intends to meet the demands of outsourcing by its customers by growing capacity and capabilities as required by those customers. Second, the Company seeks to add value to its products by strengthening capabilities such as design on one hand, and machining and assembly on the other. Thus, where appropriate and over time, the Company's strategy is to become a components supplier to the durable goods industry rather than only a foundry and forging producer. Third, the Company is broadening its product capabilities to meet the requirements of its existing and new customer base, seeking to provide the ranges of product size, volume, metal, process and other materials demanded by its customers.


ACQUISITIONS

     In order to accomplish its business strategy, Citation grew its internal businesses and acquired companies which had capabilities needed by Citation. The 1996 acquisitions included, in chronological order, Texas Steel Co., producing large steel castings and initial machining, Hi-Tech Corporation, manufacturing medium volume machined castings and forgings, Southern Aluminum, producing aluminum engine components, and Bohn Aluminum, producing aluminum castings for the auto/light truck market.

     Shortly after fiscal 1996 year end, the Company completed its largest acquisition to date, Interstate Forging Industries, Inc., of Milwaukee, Wisconsin and Navasota, Texas.

     Each of these acquisitions broadened Citation Corporation in new processes, new metals and/or new markets.

INTERNAL EXPANSION

     In fiscal 1996, the Company was also completing its largest and most ambitious programs for internal growth.

     The largest was the completion of a project initiated in 1994 to approximately double the high volume iron production capabilities of Texas Foundries Company in Lufkin, Texas. This expansion included increasing melt, molten metal holding and transfer capability as well as the addition of two state-of-the-art 400 mold-per-hour vertical flaskless molding lines and automatic iron pouring. Capital expenditures for the expansion were approximately $32.3 million, of which approximately $2.4 million was spent in 1996.

     The expansion increased Texas Foundries' iron production capability from approximately 50,000 tons per year to 90,000 tons per year with a significant part of the increased output planned for automotive and light truck antilock braking system parts.

     Equipment installation was completed in the fiscal first quarter with startup in the second quarter. As of year end, the project was still ramping up and, thus, performing at less than design criteria. The project is presently expected to reach its design capability during the latter part of fiscal 1997.

     Also in 1996, Iroquois Foundry Corp. in Browntown, Wisconsin, acquired in 1995, underwent a capital program to remove bottlenecks in melt operations and sand cooling to enable second shift operations, thus doubling capacity from approximately 15,000 tons to 30,000 tons per year. The cost of these and related projects at Iroquois was approximately $2.0 million.

     In addition, melt improvement at Citation's Southern Ductile Castings Co. in Bessemer, Alabama increased melting capability by approximately 25 per cent. Also, Citation Foam Castings Co. in Columbiana, Alabama was in the process of adding a second foam molding line at fiscal year end, with completion scheduled for the first quarter of fiscal 1997.

     Although equipment installation was completed prior to acquisition, Southern Aluminum Castings Co. was also in ramp up of a major expansion including casting production, machining and component assembly for engine applications for Ford Motor Company during 1996. Ultimately, these projects will more than double Southern Aluminum's capacity. Ramp up will continue through fiscal 1997.

     Total capital spending in fiscal 1996 was approximately $30 million.

     During the 1996 fiscal year, the Steel Division at Texas Foundries was studied and the Company determined that this unit, which only represented approximately 15 per cent of the sales of Texas Foundries, would require more resources to become cost competitive than appeared to be appropriate. The unit had lost substantial money in recent years and its market niche did not appear to be defensible.

     For these reasons, Citation decided to idle the unit, after informing customers of the impending shutdown. Permanent employees of the operation were absorbed by the expansion iron facilities at Texas Foundries, and by the end of the fiscal year,the steel operation was phased out. Because the equipment and facilities were largely capable of diversion to other uses, there were no significant write-offs attributed to idling the division.

MARKETS AND CUSTOMERS

     During fiscal year 1996, Citation's markets and customers showed initial signs of the strategic changes being driven by the Company's growth.

CITATION - 1996 SHIPMENTS BY MARKET

                                             1996          1995          1994

 Automotive/Light Trucks                     30.2%         30.5%         26.4%
 Medium and Heavy Trucks                     18.5%         23.5%         21.0%
 Pumps, Valves and Compressors               10.8%         11.1%         10.1%
 Construction Equipment                       6.5%          --            --
 Internal Combustion Engines                  5.8%          4.3%          --
 Agriculture                                  3.5%          2.6%          3.7%
 Railroad Equipment                           3.0%          3.7%          1.6%
 Machine Tools                                2.5%          2.4%          3.7%
 Aircraft                                     2.4%          2.5%          --
 Electrical Equipment                         2.2%          3.9%         12.2%
 Waterworks                                   1.9%          2.8%          8.6%
 Other Uses                                  12.7%         12.7%         12.7%

 TOTAL                                      100.0%        100.0%        100.0%

     While 1996 Automotive and Light Truck shipments stayed relatively equal to the previous year due to internal expansion in the high volume divisions of the company and the acquisition of Southern Aluminum Castings and Bohn Aluminum, 1996 Medium and Heavy Truck shipments, as a percentage of total shipments, declined from 1995. This was due to sharp declines in overall sales of medium and heavy trucks from the record sales of 1995.

     Showing the most growth for Citation in 1996 were shipments to the Construction Equipment markets. This was strongly affected by the acquisition of Texas Steel Co. Texas Steel's largest customer is Caterpillar Tractor Co. which is the world's leading producer of construction equipment. In addition, both Berlin Foundry Corp. and Iroquois Foundry Corp., purchased in 1995, are suppliers to Caterpillar.

     Citation's exposure to Waterworks and Electrical Equipment markets, as a percentage of total shipments, saw continuing reductions in 1996. While certain parts in these markets such as electric motor frames and irrigation equipment are long term opportunities, some castings supplied to these markets are relatively low value added products.

     Internal Combustion Engines (other than automotive and light truck) are largely used in medium and heavy trucks. This was another growth area, largely through Berlin Foundry Corp., which supplies Detroit Diesel Corporation, Onan Corporation, Briggs and Stratton Corporation and Cummins Engine Co.

     While Citation Corporation has a long-term commitment to the automotive, light, medium and heavy truck markets, the Company also wants to maintain approximately half of its shipments to industrial markets.

CITATION CUSTOMERS

     As a consequence of changes in its markets, the percentage of total sales of several of Citation's top ten customers changed substantially from 1995.

CITATION TOP 10 CUSTOMERS

                                             1996            1995
                                          % OF TOTAL     % OF TOTAL
   CUSTOMERS                              SHIPMENTS       SHIPMENTS
------------                              ---------     -------------
 Ford Motor Co.                              5.8%            1.0%
 Dana Corporation                            5.2%            7.8%
 Digitron Tool Company                       4.5%            1.0%
 Caterpillar                                 4.3%            0.7%
 Chrysler                                    2.1%            1.7%
 Simpson Industries                          2.0%            1.9%
 Hendrickson Suspension                      2.0%            4.3%
 Kelsey-Hayes Company                        1.8%            1.8%
 Jamesbury Corporation                       1.8%            0.9%
 Bosch Braking Systems                       1.7%            0.6%

     Ford is directly and indirectly the largest customer of Southern Aluminum. In 1996, Southern Aluminum shipped direct to Ford more than $20 million of engine components.

     Digitron Tool Company, Inc. is a large customer of Castwell Products, but is also supplied by Alabama Ductile Castings and Southern Ductile Castings. Digitron machines castings for Ford and other automotive companies. Bosch Braking Systems Corp. acquired the Bendix Brake Division of Allied-Signal. It is supplied by Alabama Ductile and Texas Foundries.

     The other significant change in Citation's markets, primarily due to acquisitions in 1995 and 1996, is diversity of metals produced. In 1995, ductile iron was almost three-fourths of metals shipped. In 1996, ductile iron production was slightly over half of the metals shipped, with gray iron at 18 per cent, aluminum at 15 per cent, and steel at 13 per cent. Since Southern Aluminum and Bohn Aluminum were only owned for part of 1996, the percentage of aluminum shipped is expected to increase in 1997.

     Citation is addressing changes in its marketplace by increasingly broadening its product lines. Essentially, however, the Company is simply following the lead of its customers and positioning itself to be a complete supplier of metal components to durable and capital goods industries.

ORGANIZATIONAL CHANGE

     With substantial growth in physical assets, the human resources of the Company also were reorganized and augmented while maintaining the basic elements of Citation's approach to managing.

     Fundamentally, the Citation approach of operating with a very small corporate staff of internal experts and establishing each operating division on essentially a stand-alone basis helps maintain entrepreneurial management. This is considered a key to future growth and profitability of the Company. In addition, a strongly incentivized environment for employees is an element that Citation strongly believes will continue to be significant in managing the human resource.

     Within this environment, however, growth developed needs for enhancing the direct operations management and coordination, the collection and analysis of operating and marketing data, and the addition of staff assistance in several areas.

     This was accomplished by slightly reorganizing Citation's grouping of operations, each group headed by a group vice president. The High Volume Group now primarily includes the automotive iron operations and machining. The Medium Volume Group includes iron foundries that primarily focus on industrial markets. The Specialty Foundry Group includes the steel and aluminum operations and the high alloy iron castings division. A fourth group, the Forgings Group, was added after the acquisition of Interstate Forgings Industries was concluded.

     Frederick F. (Rick) Sommer was named President and COO of the Company in the third quarter with all operating groups reporting to him. He also was appointed to the Board of Directors.

     Mr. Sommer has a strong background in operations and management of a multi-division public corporation. Prior to joining Citation, he was President of the Automotive Industries Division of Lear Corporation. Mr. Sommer had been President and CEO of Automotive Industries, a $700 million interior components manufacturer, prior to its acquisition by Lear. He also worked nine years in various engineering, operating and staff roles at Nissan Motor Manufacturing Co. and 17 years at Ford Motor Company in engineering and operations. He received his master's degree from the Sloan School of Management at Massachusetts Institute of Technology and a bachelor's degree in electrical engineering from Brown University.

     In addition to naming Mr. Sommer the President of Citation, a number of realignments of general managers of the operating divisions to better match experience and skills were made during the year. By year end, management had been reassigned at Alabama Ductile Castings in Brewton, Alabama; Texas Foundries Co. in Lufkin, Texas; Mansfield Foundry in Mansfield, Ohio; Oberdorfer Industries in Syracuse, New York; Berlin Foundry in Berlin, Wisconsin; Iroquois Foundry in Browntown, Wisconsin; and Foundry Service in Biscoe, North Carolina. It is believed that these and other changes give Citation an extremely strong operating management lineup.

     In support of operations, positions on the staff were also added or enhanced during the year. These include the additions of new positions for technology and for quality assurance, both of which are directly involved with strengthening divisions to better serve their customers.

     To support both internal reporting systems and financial reporting, the controller function was expanded with the addition of assistant controller, director of division accounting, manager of internal audit, and information service functions, as well as direct linkage of financial reporting systems.

     By building on the current organization where appropriate, but utilizing areas of human resource strategy which have worked well for Citation, management and support teams are better able to assist the growth and improvement needs of the Company.

RAW MATERIALS

     The primary raw material used by the Company to manufacture iron and steel castings is steel scrap. To produce aluminum castings the Company purchases aluminum ingot to specified alloy grades. The ingot is purchased from primary aluminum producers and in some cases from secondary smelters. Bohn and Southern Aluminum produce part of their requirements by operating smelters which melt scrap aluminum.

      The Company purchases steel scrap from numerous sources, generally regional scrap brokers, using a combination of spot market purchases and contract commitments. The Company has no long-term contractual commitments with any scrap supplier, and does not anticipate, nor has it experienced, any difficulty in obtaining scrap because of the relatively large number of suppliers and because of the Company's position as a major scrap purchaser.

      The cost of steel scrap is subject to fluctuations, but the Company has contractual arrangements with most of its customers allowing it to adjust its casting prices to reflect fluctuations. In periods of rapidly rising steel scrap prices, these adjustments will lag the current market price for steel scrap because they are generally based on average market prices for prior periods, which periods vary by customer but are generally no longer than one quarter. This adjustment lag may have an adverse effect on the Company's results of operations during such periods.

      The price of aluminum ingot is also subject to fluctuations and in some cases the Company has contractual arrangements to adjust its prices to reflect fluctuations. In other cases, changes in aluminum ingot prices must be recovered through casting price negotiations with the customer. Recovery of cost increases in both cases may lag the aluminum ingot price increases by a quarter or more.

BACKLOG

     See the financial summary on page 16.

COMPETITION

     The market for the Company's casting products is highly competitive. There are estimated to be approximately 3,000 foundries and forge shops currently producing ductile iron, gray iron, steel and aluminum castings and steel forgings in the United States. The companies within the industry compete on the basis of price, quality, service and engineering. The industry consolidation that has occurred over the past two decades has resulted in a significant reduction in the number of smaller foundry companies and a rise in the share of production held by the larger foundry companies. Some of the foundries in this industry are owned by major users of iron castings. For example, the three largest automobile manufacturers operate foundries. Some of the Company's competitors have greater financial resources than the Company, may have lower production costs than the Company, or both.

EMPLOYEES

     As of September 29, 1996, the Company had 5,155 full time employees, of whom 4,360 were hourly employees and 795 were salaried employees. Approximately 1,919 of the Company's hourly manufacturing employees at nine of its 17 plants are represented by unions under collective bargaining agreements expiring at various times through October 2001.


     The management of each division and corporate staff participate in a management bonus pool equal to 15% of income before taxes and corporate administrative charges. Divisional management's bonus compensation is based on the financial performance of their respective divisions, while corporate management's bonus compensation is based on overall Company profitability. Hourly incentive plan programs and participants vary by division.

ENVIRONMENTAL MATTERS

     Companies in the foundry industry must comply with numerous federal, state and local environmental laws and regulations which address the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and releases of hazardous substances to the environment. The Company's foundry operations require compliance with these regulations, as well as regulations concerning workplace safety and health standards. The Company believes it is in substantial compliance with these laws and regulations.

     The Company has implemented substantial record keeping, management procedures and practices for the purposes of complying with environmental laws and regulations. In seeking to comply with these laws and regulations, each foundry has personnel responsible for environmental issues who work closely with the Company's corporate director of environmental management. The corporate director assists in supplying technical advice and guidance in interpreting regulations, transfers of technology, procedures and obtaining permits.

     The chief environmental issues for the Company's foundries are air emissions and solid waste disposal. Air emissions, primarily dust particles, are handled by dust collection systems. The solid waste generated by these foundries is generally sand, which is recycled and reused in the foundry or disposed of as non-hazardous waste in landfills on Company property or in permitted off-site landfills. The Company has closed certain of the landfills on its properties without incurring material expenditures and expects to close other such landfills in the future without incurring material expenditures. The Company has also begun beneficially reusing the excess sand as fill material and as a raw material in other products such as cement and asphalt. However, there can be no assurance that future regulations will not require the Company to incur additional and potentially material costs related to its past or present environmental practices.

     Although the Company's practices have, in certain instances, resulted in noncompliance with environmental laws and regulations and in non-material fines related thereto, the Company currently does not anticipate any environmental related costs that would have a material adverse effect on its operations. However, it cannot be assured that the Company's activities will not give rise to actions by governmental agencies or private parties, which could cause the Company to incur fines, penalties, operational shutdowns, damages, clean-up costs or other similar expenses. Also, the Company's foundries, capacity levels, or increases thereof, are dependent upon the Company's ability to maintain, or obtain increases in, such levels in its permits for air emissions. However, it cannot be assured that the Company will be able to maintain its current permits, or obtain appropriate increases in capacity levels under such permits, so as to maintain its current level of operations or increase capacity as it may desire in the future.

     The Company is implementing a source removal and shallow groundwater remediation project at Castwell Products for purposes of removing excessive levels of trichloroethylene ("TCE") which were detected at this facility. These excessive levels of TCE resulted from previous leakage into the groundwater from a parts washing area located on the premises. The need for the remediation was identified in connection with the Company's acquisition of Castwell Products, and the Company assumed an accrued liability in the amount of $1.2 million related to the estimated cost of the remediation. Of this amount, approximately $700,000 is expected to be paid in fiscal 1995 through fiscal 1997 in connection with soil removal, groundwater remediation measures and testing expenses. Thereafter, the Company estimates that it will incur approximately $30,000 annually for an estimated 20 to 30 years for ongoing monitoring and periodic sampling tests. There can be no assurance, however, that the costs and expenses related to this remediation project will not be materially greater than currently estimated.

     The 1990 amendments to the Clean Air Act may have a major impact on the compliance costs of many U.S. companies, including foundries. Many of the regulations that will implement the Clean Air Act amendments have not yet been promulgated. Until such regulations are issued, it is not possible to estimate the costs the Company may need to incur to comply with them.

ITEM 2:   PROPERTIES

     The following table sets forth certain information concerning the foundries owned and operated by the Company as of September 29, 1996


                                                               CAPACITY             FLOOR SPACE
 FACILITY(1)                LOCATION                        (TONS PER YEAR)(2)         (SQ.FT.)
 ----------------           ---------                       ------------------      -----------
 Alabama Ductile          Brewton, Alabama                       45,000               135,000

 Bohn Aluminum            Butler, Indiana                        12,500               135,000

 Berlin Foundry           Berlin, Wisconsin                      25,000               229,000

 Castwell Products        Skokie, Illinois                       32,000               286,000

 Citation Foam            Columbiana, Alabama                    13,000               130,000

 Foundry Service          Biscoe, North Carolina                 20,000               160,000

 Hi-Tech Corporation      Albion, Indiana                   $15,000,000(3)             45,000

 Iroquois Foundry         Browntown, Wisconsin                   20,000               165,000

 Mabry Foundry            Beaumont, Texas                        15,000               110,000

 Mansfield Foundry        Mansfield, Ohio                        30,000               242,000

 Oberdorfer Industries    Syracuse, New York                      3,500               250,000

 Pennsylvania Steel       Hamburg, Pennsylvania                   3,000               250,000
 (sold Nov. 1996)

 Southern Aluminum        Bay Minette, Alabama                   14,000               255,000
 Castings Company

 Southern Ductile         Bessemer, Alabama                      15,000               108,000
                          Centreville, Alabama                    2,400                32,000
                          Selma, Alabama                          5,000                30,000

 Texas Foundries(3)       Lufkin, Texas                          90,000               622,000

 Texas Steel Corporation  Forth Worth, Texas                     21,750               450,000
                                                                -------             ---------
                                                                367,150             3,634,000
                                                                -------             ---------
                                                                -------             ---------

(1) All of the Company's properties are subject to liens pursuant to the Company's bank credit facilities.

(2) Reflects maximum capacity of each facility based on six days of operation per week with two ten-hour shifts per day, except for Iroquois which is based on one ten hour shift per day.

(3) High-tech corporation performs contract machining. Capacity, therefore, is stated in sales revenue rather than tons.

     The Company's headquarters are located in Birmingham, Alabama and consist of approximately 10,660 square feet of leased space. Citation Automotive Sales Corp. leases office space which the Company utilizes as a sales office in Detroit, Michigan.

ITEM 3:   LEGAL PROCEEDINGS

     The Company is party to several pending legal proceedings, all of which are deemed by management of the Company to be routine litigation incidental to the business, and none of which is believed likely to have a material adverse effect on the Company, its financial position or operations.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the Company's fiscal year covered by this report, no matter has been submitted to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS

     The executive officers of the Company as of the end of fiscal 1996 were as follows:

NAME                     POSITION
----                     --------
T. Morris Hackney        Chairman of the Board and Chief Executive Officer
Frederick F. Sommer      President and Chief Operating Officer
R. Conner Warren         Executive Vice President of Finance and Administration,
                         Treasurer and Chief Financial Officer
Virgil Reid              Group Vice President - Medium Volume Foundries
Rodney C. Paulette       Group Vice President - High Volume Foundries
Timothy L. Roberts       Group Vice President - Special Foundry Group
Thomas W. Burleson       Vice President - Controller and Assistant Secretary

     T. MORRIS HACKNEY founded the Company in 1974 and has served as its Chief Executive Officer since that time. Prior to establishing the Company, Mr. Hackney served as President of Hackney Corporation, a chain-link fence manufacturer, for nine years.

     FREDERICK F. SOMMER joined the Company as its President and Chief Operating Officer in July of 1996. Mr. Sommer was formerly employed by Automotive Industries, Inc. as its President and Chief Operating Officer from 1992 until his appointment as President and Chief Executive Officer in 1994. He remained in this position after the company was acquired by Lear Corporation in 1995, and also served as a Senior Vice President of Lear Corporation.

     R. CONNER WARREN joined the Company in 1975, shortly after its founding. Since that time, Mr. Warren has served the Company in various capacities and is currently its Executive Vice President of Finance and Administration and Treasurer. Mr. Warren is the Company's senior administrative and financial officer. Prior to joining the Company, Mr. Warren was an employee of Hackney Corporation. He is a past president of the American Foundryman's Society and of the American Cast Metals Association and is currently the U.S. representative to the International Association of Foundry Technical Associations and a member of its executive board.

     VIRGIL C. REID joined the Company in 1981 and has served as Group Vice President - Medium Volume Foundries since October 1992. Prior to attaining his current position, Mr. Reid served as General Manager of Alabama Ductile, and General Manager, Sales Administrator and Controller of Foundry Service. From 1974 to 1981, Mr. Reid served in various capacities for GTE, including Divisional Cost Accounting Manager of its Metal Laminates Division.

     TIMOTHY L. ROBERTS joined the Company in May 1995 as Group Vice President - Special Foundry Group. He served as Director of Manufacturing Operations at Intermet Corporation, an iron castings company, from 1994 to 1995, and previously served ten years at Wheland Foundry where he advanced to the position of Director of Operations and General Manager.

     RODNEY C. PAULETTE joined the Company in 1986 and served as Group Vice President - High Volume Foundries from October 1992 to December 1994. From January 1995 to September 1995, Mr. Paulette served as Senior Vice President - Sales and Product Development. In October 1995, Mr. Paulette resumed the position of Group Vice President - High Volume Foundries. Prior to attaining his current position, Mr. Paulette served as General Manager of Texas Foundries and Alabama Ductile and Operations Manager of Foundry Service. Prior to the Company's acquisition of Texas Foundries, Mr. Paulette served Texas Foundries in several manufacturing and management positions.

     THOMAS W. BURLESON joined the Company in 1992 as Corporate Controller and became Vice President - Controller in August 1994. Prior to joining the Company, Mr. Burleson was Corporate Controller of Marvin's, a regional building products chain, from 1990 to 1992, and was an accountant with Coopers & Lybrand from 1980 to 1990. Mr. Burleson is a certified public accountant.

                                     PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Company's common stock first began trading on the NASDAQ National Market System on August 2, 1994. The stock is quoted in the NASDAQ National Market System under the symbol CAST. The following table sets forth, for the fiscal periods indicated, the high and low bid prices reported on the NASDAQ National Market System.

FISCAL 1995                          HIGH                 LOW
                                   --------            --------
First Quarter                      $ 13                $ 10 1/2
Second Quarter                     $ 15 1/8            $ 12 1/8
Third Quarter                      $ 17 5/8            $ 13 1/8
Fourth Quarter                     $ 18 3/8            $ 15

FISCAL 1996
First Quarter                      $19                 $9 1/4
Second Quarter                     $13                 $9 3/4
Third Quarter                      $15 7/8             $11 1/2
Fourth Quarter                     $14 3/4             $10 3/8

     As of December 15, 1996, there were approximately 3,500 holders of the Company's Common Stock, including shares held in "street" names by nominees who are record holders.

     The Company has never declared or paid a cash dividend, except for dividends paid to the Company's former S corporation shareholders discussed elsewhere in this annual report. It is the present policy of the Board of Directors to retain all earnings for the development of the Company's business. Any payment of dividends in the future will depend upon the Company's earnings, capital requirements, financial condition and such other factors as the Board of Directors may deem relevant.

ITEM 6:   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report. The selected financial data as of and for the five years ended September 29, 1996 have been derived from the Company's consolidated financial statements, which were audited by Coopers & Lybrand L.L.P., the Company's independent accountants.


                                                                            FISCAL YEAR ENDED (1)
                                                      ------------------------------------------------------------------------------
                                                            (Dollars in thousands, except per share amounts)

                                                      September 27     October 3       October 2      October 1         September 29
                                                          1992           1993            1994           1995                1996
                                                      ------------     ---------       ----------     ---------         ------------
 STATEMENT OF OPERATIONS DATA:
 Sales                                                   $125,735       $150,318       $191,566       $307,681           $487,753
 Cost of sales                                            104,726        123,733        151,921        243,493            404,961
                                                         --------       --------       --------       --------           --------
 Gross profits                                             21,009         26,585         39,645         64,188             82,792
 Selling, general and administrative
     expenses                                              16,381         17,545         19,650         32,697             45,844
                                                         --------       --------       --------       --------           --------
 Operating income                                           4,628          9,040         19,995         31,491             36,948
 Interest expense, net                                      2,959          2,513          2,813          3,974              7,866
 Other expense (income)                                      (409)           382            (24)          (581)             1,178
                                                         --------       --------       --------       --------           --------
 Income (loss) before provision for
     income taxes                                           2,078          6,145         17,206         28,098             27,904
 Provision for income taxes(2)                                883          2,568          6,538         11,019             11,162
                                                         --------       --------       --------       --------           --------

 Net income (loss) (pro forma
     through October 2, 1994)(2)                         $  1,195       $  3,577       $ 10,668       $ 17,079           $ 16,742
                                                         --------       --------       --------       --------           --------
                                                         --------       --------       --------       --------           --------
 Pro forma net income per share (3)                                     $   0.36      $    1.02      $    1.27          $    0.95
                                                                        --------       --------       --------           --------
                                                                        --------       --------       --------           --------
 Weighted average number of shares
      outstanding (in thousands)(3)                                        9,933         10,486         13,438             17,694

 OTHER DATA (UNAUDITED):
 Backlog (in dollars)                                     $17,406        $25,535       $ 48,051       $ 78,262           $ 84,596
 Tons shipped                                              93,219        110,481        131,984        206,295            231,618
 Capital expenditures                                     $ 3,708        $ 7,921       $ 17,228       $ 29,844           $ 31,166
 Depreciation and amortization                              7,476          5,468          7,089         10,638             20,151
 EBITDA(4)                                                 12,104         14,508         27,084         42,129             57,099
 Gross margin                                                16.7%          17.7%          20.7%          20.9%              17.0%

 BALANCE SHEET DATA (AT END OF
 PERIOD):
 Current assets                                          $ 30,623       $ 34,990       $ 46,713       $ 94,591          $ 135,359
 Current liabilities                                       32,032         39,654         31,213         56,015             72,855
 Working capital                                          (1,409)        (4,664)         15,500         38,576             62,504
 Net property, plant and equipment                         38,088         41,910         63,203        143,425            199,367
 Total assets                                              69,751         82,223        113,449        271,871            383,557
 Short-term debt, including current
      portion of long-term debt                            16,357         18,332            579          6,553              2,654
 Long-term debt, excluding current
      portion                                              25,794         24,387         29,703         71,254            140,946
 Stockholders' equity                                      11,870         15,041         43,631        132,476            149,319


(1) The Company operates on a 52- or 53-week fiscal year ending on the Sunday closest to September 30. Fiscal years 1992, 1994, 1995 and 1996 were 52-week fiscal years and fiscal year 1993 was a 53-week fiscal year.

(2) The Company terminated its status as an S Corporation on the completion of its initial public offering in August 1994 and became subject to corporate income taxation. Accordingly, pro forma net income through October 2, 1994 reflects federal and state income taxes as if the Company had been a C Corporation based on the statutory tax rates that were in effect during the periods reported.

(3) The weighted average number of shares outstanding for the year ending October 2, 1994 gives effect to the number of shares (1,002,500) of Common Stock that would have been required to be sold (at the initial public offering price of $8.00 per share) to fund a $8.0 million S Corporation distribution to the former S Corporation stockholders effected at the closing of the Company's initial public offering in August 1994.

(4) Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents operating income plus depreciation and amortization. EBITDA should not be considered as an alternative measure of net income or cash provided by operating activities (both as determined in accordance with generally accepted accounting principles), but it is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto, included elsewhere in this annual report.

     The Company operates on a 52- or 53- week year, ending on the Sunday closest to September 30. Fiscal years 1992, 1994, 1995 and 1996 consisted of 52 weeks, and fiscal 1993 consisted of 53 weeks. The next 53 week year will be the fiscal year ending October 3, 1999.

RESULTS OF OPERATIONS

     The following table sets forth operating results expressed as a percentage of sales for the periods indicated, and the percentage change in such operating results between periods.



                                                    Percentage of Sales                   Period-to-Period Percentage
                                                     Fiscal Year Ended                         Increase (Decrease)
                                             ----------------------------------------     ------------------------------
                                                                                             1995                1996
                                             October 2,    October 1,   September 29,     compared to       compared to
                                                1994          1995         1996              1994               1995
                                             ----------    ----------   -------------     -----------       -----------
 Sales . . . . . . . . . . . . . . .           100.0         100.0         100.0             60.6              58.5
 Cost of sales . . . . . . . . . . .            79.3          79.1          83.0             60.3              66.3
                                               -----         -----         -----
 Gross profit  . . . . . . . . . . .            20.7          20.9          17.0             61.9              29.0
 Selling, general and
    administrative expenses  . . . .            10.3          10.6           9.4             66.4              40.2
                                               -----         -----         -----
 Operating income  . . . . . . . . .            10.4          10.3           7.6             57.5              17.3
 Interest expense, net . . . . . . .             1.5           1.3           1.6             41.3              97.9
 Other expense (income)  . . . . . .             0.0         (0.1)           0.3              --               302.8
                                               -----         -----         -----
 Income before
      income taxes . . . . . . . . .             9.0           9.1           5.7             63.3             (0.7)


FISCAL YEAR ENDED SEPTEMBER 29, 1996 COMPARED TO FISCAL YEAR ENDED OCTOBER 1,
1995

     SALES. Sales increased 56.5%, or $180.1 million to $487.8 million in 1996 from $307.7 million in 1995. Of this increase, approximately $190.2 million resulted from sales by the Company's 1995 and 1996 acquisitions. These include the Company's Texas Steel, Hi-Tech, Southern Aluminum and Bohn Aluminum operations, each acquired during the fiscal year 1996, and the increase resulting from the full-year's sales of the Company's Oberdorfer, Iroquois, Berlin, Pennsylvania Steel and Castwell operations which were acquired during fiscal year 1995. There was a $10.1 million sales decrease for the operations owned prior to 1995 due to general declines in the economy affecting the demand for the Company's products, particularly products utilized in the Heavy Truck market which decreased 15-20% from 1995 to 1996. For fiscal 1996, average selling prices remained approximately the same as in fiscal 1995 at all operating units. Tons shipped increased 17.8% for the year ended September 29, 1996.

     GROSS PROFIT. Gross profit increased 29.0% or $18.6 million to $82.8 million in 1996 from $64.2 million in 1995. Gross profit margins decreased to 17.0% in 1996 from 20.9% in 1995, due to the lower gross margins from the majority of the 1995 and 1996 acquisitions, the impact of lower sales volume on units owned prior to 1995, and the lower operating efficiencies due to a major expansion of Texas Foundries operations which was delayed and suffered major equipment downtime. Of the increase in the gross profit, $30.9 million resulted from the 1995 and 1996 acquired companies. The remaining $12.3 million decrease resulted from the impact of the economy on units owned prior to 1995 and the inefficient operations at Texas Foundries.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased by 40.2% or $13.1 million to $45.8 million in 1996 from $32.7 million in 1995. Expenses increased by $15.6 million as the result of SG&A expenses attributable to companies acquired in 1995 and 1996. Expenses from operations owned prior to 1995 declined by approximately $2.5 million as a result of reductions in sales representative commissions and spreading corporate administrative costs over a larger sales base. For fiscal 1996, SG&A expenses, as a percentage of sales, declined to 9.4% from 10.6% in fiscal 1995.

     OPERATING INCOME. Operating income increased by 17.3% or $5.4 million to $36.9 million in 1996 from $31.5 million in 1995. Approximately $15.3 million of the operating income resulted from the Company's 1995 and 1996 acquisitions, while operating income from the pre-acquisition units declined approximately $9.9 million in 1996. The decline was primarily attributable to lower revenues of the units owned prior to 1995, inefficiencies at the Mansfield Foundry operation, the impact of the delayed "ramp-up" of the Texas Foundries' iron division, and excess losses attributed to maintenance shut-downs of a number of the units in July and August 1996. The operating margin in 1996 declined to 7.6% from 10.3% in 1995, attributable to the preceding factors and the generally lower operating margins of the acquired operations.

     INTEREST EXPENSE. Interest expense, net of interest income, increased 97.9% or $3.9 million to $7.9 million in 1996 from $4.0 million in 1995. Interest expense increased because of higher debt balances to fund acquisitions and slightly higher average interest rates. Additionally, the Company capitalized interest on the Texas Foundries expansion project until it was substantially complete. The Company capitalized interest of $453 thousand in 1996 as compared to $1.0 million in 1995.

     The Company's debt increased from $77.8 million at October 1, 1995 to $143.6 million at September 29, 1996. The increase was primarily attributable to the completion of the acquisitions of Texas Steel, Southern Aluminum, Bohn Aluminum and Hi-Tech Corporation during the current fiscal year. See further discussion of the Company's current credit facility under "Liquidity and Capital Resources."

     OTHER EXPENSE (INCOME). In fiscal year 1996, the Company established a $1.8 million pre-tax allowance for the anticipated loss on the sale of Pennsylvania Steel, which occurred subsequent to the fiscal year end. Pennsylvania Steel was sold for approximately $9.0 million which was less than net book value. The Company also had approximately $600 thousand in other income in both fiscal 1996 and 1995.

     NET INCOME. Net income declined 2.0% or $400 thousand to $16.7 million in 1996 from $17.1 million in 1995. As a percentage of sales, 1996 net income declined to 3.4% as compared to 5.6% in 1995.

FISCAL YEAR ENDED OCTOBER 1, 1995 COMPARED TO FISCAL YEAR ENDED OCTOBER 2, 1994

     SALES. Sales increased 60.6%, or $116.1 million, to $307.7 million in 1995 from $191.6 million in 1994. Of this increase, approximately $83.4 million resulted from sales at the Company's Mansfield, Oberdorfer, Iroquois, Berlin, Pennsylvania Steel and Castwell Products operations (collectively the "Acquisitions"), each acquired on or after October 2, 1994. The remaining $32.8 million increase resulted from a general increase in volume and higher average selling prices. Management believes these increases were primarily attributable to the general strength of the underlying economy and its positive impact on the Company's customers, as well as capacity expansions at selected Company facilities. Tons shipped increased 56.3% for the year ended October 1, 1995.

     GROSS PROFIT. Gross profit increased 61.9% or $24.5 million, to $64.2 million in 1995 from $39.6 million in 1994. Gross margin increased to 20.9% in 1995 from 20.7% in 1994, primarily due to the absorption of fixed costs over a larger volume of sales and a shift in product mix to higher margin products and higher average selling prices, partially offset by costs associated with the integration of the Acquisitions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased 66.4%, or $13.0 million, to $32.7 million in 1995 from $19.7 million in 1994. Approximately $8.6 million of this increase resulted from the addition of the Acquisitions' SG&A expenses. The remaining increase relates primarily to higher sales commissions and administrative costs and related staffing resulting from the Company's rapid growth. As a percentage of sales, SG&A expenses increased to 10.6% in 1995 from 10.3% in 1994.

     OPERATING INCOME. Operating income increased 57.5%, or $11.5 million, to $31.5 million in 1995 from $20.0 million in 1994. Operating margin decreased to 10.2% in 1995 from 10.4% in 1994.

     INTEREST EXPENSE. Interest expense, net of interest income, increased 41.3%, or $1.2 million, to $4.0 million in 1995 from $2.8 million in 1994. This increase is primarily attributable to significantly higher average debt balances and higher interest rates in the last nine months of 1995 as compared to the same period in the prior year. The Company capitalized $1.0 million of interest costs in 1995 as compared to $120 thousand in 1994.

     Bank debt increased from $27.0 million on October 2, 1994, to $73.4 million on July 2, 1995. This increase is primarily due to the completion of the Oberdorfer, Iroquois, Berlin and Pennsylvania Steel acquisitions during the nine months ended July 2, 1995. On August 1, 1995, the Company completed the acquisition of Castwell Products which increased bank borrowings an additional $47.8 million to a total outstanding balance of approximately $125.0 million.
On September 22, 1995, secondary offering proceeds of $69.2 million were received and applied against outstanding bank debt. On October 1, 1995, outstanding bank borrowings were $62.6 million. See further discussion of the Company's current credit facility under "Liquidity and Capital Resources."

     NET INCOME AND PRO FORMA NET INCOME. Net income increased 60.1%, or $6.4 million, to $17.1 million in 1995 from pro forma net income of $10.7 million in 1994. As a percentage of sales, 1995 net income and 1994 pro forma net income were each 5.6%. Pro forma amounts are used for 1994 for comparative purposes to reflect the results of operations as if the Company had been taxed as a C corporation for the entire 1994 fiscal year.

SUPPLEMENTAL QUARTERLY INFORMATION

     The following table presents selected unaudited quarterly results for fiscal years 1995 and 1996. The Company's sales are generally lower in its first fiscal quarter due to plant closings by major customers for vacations, holidays, and model changeovers. In addition, the Company's operations usually take normal one-week shut-downs during July. The units lose production for the week (or weeks) they are down, and also incur heavier than normal maintenance
expenses during this period.   These events negatively affect gross margins at
operating units in both the first and fourth fiscal quarters.


                                                                 Fiscal Quarters Ended
                                   -------------------------------------------------------------------------------------------------
                                    Jan. 1,    Apr. 2,      July 2,      Oct. 1,     Dec. 31,      Mar. 31,    June 30,    Sept. 29,
                                     1995       1995         1995         1995        1995          1996         1996        1996
                                     ----       ----         ----         ----        ----          ----         ----        ----

                                                      (Dollars in thousands, except per share amounts)
                                                                                  (Unaudited)
 Sales . . . . . . . . . . . .      $59,331     $74,124     $82,130     $92,096      $91,761     $120,955     $143,420     $131,617
 Gross profit  . . . . . . . .       11,649      16,454      17,402      18,683       15,860       22,345       26,253       18,334
 SG&A expenses . . . . . . . .        6,214       8,292       8,828       9,363        9,956       11,776       12,326       11,786
 Operating income  . . . . . .        5,435       8,162       8,574       9,320        5,904       10,569       13,927        6,548
 Income before taxes . . . . .        5,203       7,522       7,542       7,831        5,214        8,826       11,509        2,355
 Net income  . . . . . . . . .        3,122       4,514       4,640       4,803        3,128        5,296        6,905        1,413
 Net income per share  . . . .        $0.24       $0.34       $0.35       $0.34        $0.18        $0.30        $0.39        $0.08

 AS A PERCENTAGE OF SALES                 %           %           %           %            %            %            %            %
 Gross profit  . . . . . . . .         19.6        22.2        21.2        20.3         17.3         18.5         18.3         13.9
 SG&A expenses . . . . . . . .         10.5        11.2        10.7        10.2         10.8          9.7          8.6          9.0
 Operating income  . . . . . .          9.2        11.0        10.4        10.1          6.4          8.7          9.7          5.0
 Income before taxes . . . . .          8.8        10.1         9.2         8.5          5.7          7.3          8.0          1.8



LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund capital expenditures for existing facilities and to fund new business acquisitions. Historically, the Company has used cash generated by operations, bank financing and proceeds from public equity offerings to fund its capital requirements. Additionally, the Company requires capital to finance accounts receivable and inventory.

     Net cash provided by operating activities primarily represents net income plus non-cash charges for depreciation, amortization and deferred income taxes and changes in working capital positions. Because of the capital intensive nature of the business, non-cash charges for depreciation and amortization are substantial. Net cash provided by operating activities was $19.6 million, $22.6 million, and $21.8 million in 1994, 1995 and 1996, respectively.

     Net cash used in investing activities in 1994, 1995 and 1996 was $24.1 million, $97.0 million and $67.9 million, respectively. Substantially all of the above investment activities were for capital expenditures and acquisitions. In addition, the Company had non-cash transactions of

$1.0 million in 1994, $14.9 million in 1995, and $320 thousand in 1996 related to investment in acquisitions. These transactions are described more fully in the notes to the financial statements included elsewhere in this annual report.

     In order to meet or exceed customer expectations, the Company historically has made significant capital investment in its plant and equipment. The Company has spent $78.2 million during the three fiscal years ended September 29, 1996 for the purpose of improving production efficiency, expanding capacity and technological capability, reducing costs and complying with regulatory requirements. The Company believes that on average it needs to spend amounts at least equal to its annual depreciation charge in order to maintain its facilities in competitive working order, and in years when substantial new capacity is added, capital expenditures may significantly exceed the Company's depreciation charge. The most significant capital project has been the modernization of the Texas Foundries division. The purpose of the capital expenditure was to provide Texas Foundries with two new high speed molding lines and additional melt capacity. The project was substantially completed in the second fiscal quarter of 1996 and increased Texas Foundries' ductile iron capacity by approximately 80.0%.

     The Company had net cash provided by financing activities of $3.9 million, $83.2 million and $38.5 million, for 1994, 1995 and 1996 respectively. The Company's initial public offering provided $31.1 million of cash during 1994. The 1995 secondary public offering provided $69.5 million of cash. During 1994, $15.9 million of cash was required for the net reduction of bank debt, capital lease obligations and other financing arrangements. For 1995 and 1996, net cash of $17.2 million and $30.1 million, respectively, was provided from these sources. Cash distributions to the Company's original stockholders (pre IPO) were $11.3 million and $3.5 million during 1994 and 1995, respectively. Dividends paid in fiscal year 1994 represent a distribution of previously undistributed S corporation taxable income. Of the amounts paid in 1994, the former S corporation stockholders recontributed $5.6 million to the Company to repay outstanding stockholder loans aggregating $5.4 million plus accrued interest. The $3.5 million paid in January 1995 represented the final payment of such previously undistributed S corporation taxable income. The Company has no current plans to pay dividends, as future earnings of the Company are expected to be retained for use in the business.

     At September 29, 1996, the Company had outstanding borrowings and remaining availability under existing loan agreements as follows:


                                                 Balance outstanding      Remaining availability
 Description          Interest Rate               September 29, 1996         September 29, 1996
 -----------          -------------              -------------------      ----------------------
 Note payable         8.25%                               $    3,055                       --

 Notes payable        LIBOR + 1.25%                         $130,000                    $96,945
 Industrial           Various ranging from
 development bonds    75%-80% of prime                      $  1,085                          0
 Other                Various                               $  9,460                          0
                                                            --------                   --------

                                                            $143,600                   $ 96,945
                                                            --------                   --------
                                                            --------                   --------


     During 1996, the Company negotiated a new primary credit facility with a consortium of banks represented by the National Bank of Detroit (NBD) to increase the amount available to borrow from $135 million to $230 million. The increased credit facility bears interest at rates ranging from LIBOR plus 1.0% to LIBOR plus 2.5% depending on the Company's leverage ratios at the end of each quarter. The Company's borrowing rate at September 29, 1996 was LIBOR plus 1.25%, which was approximately 7.5%. The facility is a revolver, with interest payable quarterly, and all principal due July 31, 1998. At September 29, 1996, $133,055 was outstanding and $96,945 was available to borrow under this facility.

     The Company's new credit facility contains certain restrictive covenants which require the maintenance of minimum consolidated tangible net worth, funded debt to earnings before income tax, depreciation and amortization (EBITDA) ratio; specified fixed charge coverage ratio and cash flow ratio; places a maximum debt to total capital leverage ratio and places limitations on dividends and other borrowings.

     During the fourth quarter of 1996, the Company entered into interest rate swap agreements with NBD establishing fixed interest rates for approximately $80 million of the total outstanding debt. The agreements have fixed interest rates ranging from 6.85% to 7.09% plus 1.0% to 2.0% depending on the Company's leverage ratios on the effective date of the agreements, which expire every 90 days. Each of the swap agreements are for a period of five years and mature in the years 2001 and 2002. The Company is exposed to credit risk in the event of non-performance by the counterparty to the interest rate swap agreement. The Company mitigates credit risk by dealing only with financially sound U.S. banks. Accordingly, the Company does not anticipate loss for nonperformance.

     The Company anticipates that its cash flow from operations and amounts expected to be available for borrowing from lending institutions will be adequate to fund its capital expenditure and working capital requirements for the next two years.

CYCLICALITY, SEASONALITY AND INDUSTRY CONCENTRATION

     The Company has had and expects to have a significant concentration of its sales in the automotive/light truck and heavy truck industries. The Company's sales are generally lower in its first and fourth fiscal quarters due to plant closings by major customers for vacations, holidays and model changeovers. As a result, the inherent cyclicality and seasonality of these industries may affect the Company's future sales and earnings, particularly during periods of slow economic growth or recession. In addition to the above industries, the Company also has significant sales to substantially all major industrial sectors of the economy. Management believes the differing cycles of these sectors will provide protection against periodic down cycles in any particular industrial sector.

INFLATION

     Management believes that the Company's operations have not been materially adversely affected by inflation because the Company is generally able to pass through to its customers inflationary cost increases. However, in periods of rapidly rising steel scrap prices, the Company will lag behind the market on the amount it can pass through to customers, and its results of operations may be adversely affected during these periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Footnote 2 of the consolidated financial statements included elsewhere in this report describes recently issued accounting standards.

RECENT ACQUISITIONS

     The Company has completed four acquisitions during fiscal 1996, as follows:

     Texas Steel Corporation           Ft. Worth, TX         January 1996
     Hi-Tech Corporation               Albion, IN            February 1996
     Southern Aluminum
          Castings Company             Bay Minette, AL       March 1996
     Bohn Aluminum Corporation         Butler, IN            April 1996

     In addition to the above acquisitions completed during the fiscal year, the Company completed the acquisition of Interstate Forging Industries, Inc. of Milwaukee, Wisconsin and Navasota, Texas on October 29, 1996. Additionally, the Company completed the sale of its Pennsylvania Steel Foundry subsidiary on November 1, 1996, and recorded a pre-tax loss of $1.8 million in 1996 related to the sale. These transactions are described more fully in the notes to the consolidated financial statements included elsewhere in this annual report.

ITEM 8:   FINANCIAL STATEMENTS

     The following financial statements and supplementary data are contained in this report.


                                                                                  Page
                                                                                  ----
Report of Independent Certified Public Accountants                                  25
Consolidated Financial Statements for Years Ended September 29, 1996,
     October 1, 1995 and October 2, 1994
          Consolidated Balance Sheets                                               26
          Consolidated Statements of Income                                         27
          Consolidated Statements of Stockholders' Equity                           28
          Consolidated Statements of Cash Flows                                     29
          Notes to Consolidated Financial Statements                                30
Report of Independent Certified Public Accountants on Supplementary Information     65
Schedule II - Valuation and Qualifying Accounts                                     66

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
Citation Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Citation Corporation and subsidiaries (the Company) as of September 29, 1996 and October 1, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citation Corporation and subsidiaries as of September 29, 1996 and October 1, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 29, 1996, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
November 19, 1996


CITATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 1995 AND SEPTEMBER 29, 1996
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              October 1,          September 29,
                                                                                 1995                 1996
                                                                           -------------         ------------
                            ASSETS
Current assets:
     Cash and cash equivalents                                              $      9,812         $      2,267
     Accounts receivable - trade, less allowance for doubtful
       accounts of $771 and $1,421 in 1995 and 1996, respectively                 52,994               77,931
     Inventories                                                                  23,903               39,478
     Income tax refund receivable                                                    489                3,655
     Deferred income taxes                                                         2,689                4,411
     Prepaid expenses and other assets                                             4,704                7,617
                                                                           -------------         ------------
          Total current assets                                                    94,591              135,359
Property, plant, and equipment, net of accumulated depreciation                  143,425              199,367
Intangible assets, net of accumulated amortization                                33,052               47,802
Other assets                                                                         803                1,029
                                                                           -------------         ------------
          Total assets                                                      $    271,871         $    383,557
                                                                           -------------         ------------
                                                                           -------------         ------------
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Cash overdraft                                                                               $     8,328
     Current portion of other long-term debt                               $       6,553                2,654
     Accounts payable                                                             24,605               33,668
     Accrued wages and benefits                                                    5,455                6,122
     Accrued benefit plan contributions                                            1,608                3,051
     Accrued vacation                                                              3,683                4,219
     Accrued insurance reserves                                                    3,961                4,508
     Accrued interest                                                              2,170                2,014
     Other accrued expenses                                                        7,980                8,291
                                                                           -------------         ------------
          Total current liabilities                                               56,015               72,855
Note payable                                                                      62,638              133,055
Other long-term debt, less current portion above                                   8,616                7,891
Deferred income taxes                                                              9,296               15,725
Other liabilities                                                                  2,830                4,712
                                                                           -------------         ------------

          Total liabilities                                                      139,395              234,238
Commitments and contingencies (Notes 12, 16, and 18)
Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized,
          none issued and outstanding                                              --                   --
     Common stock, par value $0.01 per share; 30,000,000 shares authorized, 17,675,540 shares issued and outstanding in 1995
          and 17,715,540 shares in 1996                                              177                  177
     Additional paid-in capital                                                  106,986              107,087
     Retained earnings                                                            25,313               42,055
                                                                           -------------         ------------
          Total stockholders' equity                                             132,476              149,319
                                                                           -------------         ------------
          Total liabilities and stockholders' equity                       $     271,871         $    383,557
                                                                           -------------         ------------
                                                                           -------------         ------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CITATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED OCTOBER 2, 1994, OCTOBER 1, 1995, AND SEPTEMBER 29, 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          Year Ended
                                                                  ------------------------------------------------
                                                                     October 2,        October 1,   September 29,
                                                                        1994              1995           1996
                                                                  -------------      -------------   -------------
Sales                                                                $  191,566         $  307,681     $   487,753
Cost of sales                                                           151,921            243,493         404,961
                                                                  -------------      -------------   -------------
Gross profit                                                             39,645             64,188          82,792

Selling, general, and administrative expenses                            19,650             32,697          45,844
                                                                  -------------      -------------   -------------
Operating income                                                         19,995             31,491          36,948

Other expenses (income):
     Interest expense, net of amounts capitalized of $1,003
          and $453 in 1995 and 1996, respectively                         2,813              3,974           7,866
     Other, net                                                            (24)              (581)           1,178
                                                                  -------------      -------------   -------------
                                                                          2,789              3,393           9,044
                                                                  -------------      -------------   -------------

Income before provision for income taxes                                 17,206             28,098          27,904

Provision for income taxes                                                6,141             11,019          11,162
                                                                  -------------      -------------   -------------

          Net income                                                 $   11,065         $   17,079     $    16,742
                                                                  -------------      -------------   -------------
                                                                  -------------      -------------   -------------

Pro forma (unaudited):
     Income before provision for income taxes                        $   17,206
     Pro forma provision for income taxes                                 6,538
                                                                   ------------
Pro forma net income                                                 $   10,668
                                                                   ------------
                                                                   ------------

Earnings per average common share (Pro forma
     and unaudited through October 2, 1994)                         $      1.02       $       1.27   $        0.95
                                                                  -------------      -------------   -------------
                                                                  -------------      -------------   -------------

Weighted average common shares outstanding                           10,485,474         13,437,900      17,693,974
                                                                  -------------      -------------   -------------
                                                                  -------------      -------------   -------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CITATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 2, 1994, OCTOBER 1, 1995 AND SEPTEMBER 29, 1996 (IN THOUSANDS, EXCEPT SHARE DATA)


                                         Number                      Additional     Stockholders'
                                           of              Par         Paid-In         Notes        Retained
                                         Shares           Value        Capital       Receivable      Earnings       Total
                                       ----------         -----      ----------     ------------   ----------     ---------
Balance, October 3, 1993                8,930,000         $   89      $   4,194       $ (5,369)      $ 16,127      $  15,041
Repayment of stockholders'
     notes receivable                                                                    5,369                         5,369
Distribution to stockholders                                                                          (18,958)       (18,958)
Capital contributions                                                       221                                          221
Contribution of subsidiary                                                 (223)                                        (223)
Issuance of common stock                4,312,500             43         31,073                                       31,116
Net income                                                                                             11,065         11,065
                                      -----------         ------     ----------    -----------      ---------      ---------

Balance, October 2, 1994               13,242,500            132         35,265              0          8,234         43,631
Issuance of common stock
     under Incentive Award Plan            41,500                           332                                          332
Issuance of common stock
     for the acquisition of:
       Berlin Foundry Corporation          61,540              1            999                                        1,000
       Pennsylvania Steel Foundry
      and Machine Company, Inc.            80,000              1          1,309                                        1,310
Issuance of common stock                4,250,000             43         69,133                                       69,176
Subscriptions under employee
     stock purchase plan                                                    (52)                                         (52)
Net income                                                                                             17,079         17,079
                                      -----------         ------     ----------    -----------      ---------      ---------

Balance, October 1, 1995               17,675,540            177        106,986              0         25,313        132,476
Issuance of common stock
     under Incentive Award Plan            40,000                           320                                          320
Subscriptions under employee
     stock purchase plan                                                   (219)                                        (219)
Net income                                                                                             16,742         16,742
                                      -----------         ------     ----------    -----------      ---------      ---------
Balance, September 29, 1996            17,715,540          $ 177      $ 107,087    $         0      $  42,055      $ 149,319
                                      -----------         ------     ----------    -----------      ---------      ---------
                                      -----------         ------     ----------    -----------      ---------      ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CITATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 2, 1994, OCTOBER 1, 1995 AND SEPTEMBER 29, 1996
(IN THOUSANDS)


                                                                              October 2,        October 1,       September 29,
                                                                                 1994              1995              1996
                                                                             -------------     -----------       ------------
Cash flows from operating activities:
     Net income                                                                $   11,065          $ 17,079       $   16,742
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for losses on receivables                                         171               461              584
          Provision for loss on sale of Penn Steel                                                                     1,807
          Depreciation expense                                                      6,419             8,944           17,080
          Amortization expense                                                        670             1,694            3,071
          Deferred income taxes, net                                                4,905             1,866            3,444
          Gain on sale of property, plant, and equipment                              (22)             (200)             (38)
          Changes in operating assets and liabilities, net:
              Accounts receivable - trade                                          (5,048)           (2,823)          (7,294)
              Inventories                                                            (130)             (572)          (3,138)
              Prepaid expenses and other assets                                    (2,280)           (6,789)          (2,135)
              Income tax refund receivable                                            --               (489)          (3,166)
              Income taxes payable                                                  1,236            (1,236)             --
              Accounts payable                                                        649               (29)             198
              Accrued expenses and other liabilities                                1,989             4,698           (5,374)
                                                                            -------------       -----------     ------------
            Net cash provided by operating activities                              19,624            22,604           21,781
                                                                            -------------       -----------     ------------
Cash flows from investing activities:
     Property, plant, and equipment expenditures                                  (17,228)          (29,844)         (31,166)
     Proceeds from sale of property, plant, and equipment                             338               367              258
     Cash paid for acquisitions                                                    (7,750)          (67,500)         (36,130)
     Other nonoperating assets, net                                                   516                               (820)
                                                                            -------------       -----------     ------------
            Net cash used in investing activities                                 (24,124)          (96,977)         (67,858)
                                                                            -------------       -----------     ------------
Cash flows from financing activities:
     Cash overdraft                                                                                                    8,328
     Issuance of capital stock                                                     31,116            69,456              101
     Short-term note, net change                                                  (10,155)
     Repayments of other financing arrangements                                                      (1,347)          (6,386)
     Repayments of acquired debt                                                                    (16,750)         (33,662)
     Note payable, cash borrowings                                                 17,067
     Note payable, principal repayments                                           (22,245)
     Capital lease payments                                                          (532)             (323)            (266)
     Note payable, net change                                                                        35,634           70,417
     Distributions to stockholders                                                (11,330)           (3,466)
                                                                            -------------       -----------     ------------
            Net cash provided by financing activities                               3,921            83,204           38,532
                                                                            -------------       -----------     ------------
            Net increase (decrease) in cash and cash equivalents                     (579)            8,831           (7,545)
Cash and cash equivalents, beginning of year                                        1,560               981            9,812
                                                                            -------------       -----------     ------------

Cash and cash equivalents, end of year                                         $      981          $  9,812      $     2,267
                                                                            -------------       -----------     ------------
                                                                            -------------       -----------     ------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest                                                         $        2,800       $     2,154     $      8,434
                                                                            -------------       -----------     ------------
                                                                            -------------       -----------     ------------
          Income taxes                                                     $            4       $    10,249     $     10,797
                                                                            -------------       -----------     ------------
                                                                            -------------       -----------      -----------



See Notes 15 and 16 for additional supplemental disclosures of cash flow information

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CITATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

1.  ORGANIZATION AND OPERATIONS

    Citation Corporation and subsidiaries (the Company) is a metal components producer for the capital goods and durable goods industries. The Company owns and operates businesses in Alabama, Illinois, Indiana, New York, North Carolina, Ohio, Pennsylvania, Texas, and Wisconsin which function as separate divisions or subsidiaries. References herein to Alabama Ductile Casting Company (ADCC), Berlin Foundry Corporation (BFC), Bohn Aluminum Corporation (Bohn), Castwell Products (CP), Citation Foam Casting Company
    (CFCC), Foundry Service Company (FSC), Hi-Tech Corporation (Hi-Tech), Iroquois Foundry Corporation (IFC), Mabry Foundry (Mabry), Mansfield Foundry Corporation (MFC), Oberdorfer Industries (Oberdorfer), Pennsylvania Steel Foundry and Machine Company, Inc. (Penn Steel), Southern Ductile Casting Company (SDCC), Southern Aluminum Castings Company (SACC), Texas Foundries (TF), and Texas Steel Company (TSC) refer to operations of these divisions or subsidiaries. The Company also has a wholly owned subsidiary, Citation Automotive Sales Corp. (CAS), which operates a sales and engineering office in Detroit, Michigan.

    The consolidated financial statements and notes to consolidated financial statements include the accounts of Citation Corporation and its divisions and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    The Company sells castings to customers in various industries and geographic regions of the U.S. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition and does not generally require collateral. Significant volumes of sales to customers in specific industries during fiscal years 1994, 1995, and 1996 were as follows:

                                                1994      1995      1996
         Automotive/light truck                  26%       31%       30%
         Heavy truck                             21%       24%       19%
                                                 ---       ---       ---
                                                 47%       55%       49%
                                                 ---       ---       ---
                                                 ---       ---       ---
The Company sold 4,312,500 shares of common stock for $8 per share on August 2, 1994 in connection with the initial public offering (IPO) of its stock. In anticipation of the IPO, the Company increased the number of common shares authorized to 30,000,000, effected an 893 for 1 common stock split and reduced the par value per common share to $.01 per share. All references to the number of common shares authorized, issued, and outstanding and par value per common share have been adjusted to reflect the common stock split on a retroactive basis.

Concurrent with the IPO, the Company terminated its election to be taxed as a Subchapter S corporation under the Internal Revenue Code. Therefore, beginning August 2, 1994, the Company became taxable as a C corporation and has accounted for income taxes in accordance with Statement of Financial Accounting Standards
(SFAS) No. 109. This change in tax status resulted in deferred income taxes of approximately $4,900. Additionally, the Company accrued a final distribution to the previous S corporation stockholders of approximately $3,466 based on estimated taxable income for the fiscal year ended October 2, 1994 prorated using the days method. In addition, on July 10, 1994, the previous S corporation stockholders of the Company, who were also the stockholders of CAS, contributed the stock of CAS to the Company. This contribution resulted in a decrease of additional paid-in capital of $223. The results of operations of CAS have been included in the Company's consolidated results of operations since the date of the contribution.

On September 19, 1995, the Company completed a secondary offering of 4,250,000 shares of common stock at $17.375 per share. The net proceeds after deducting applicable issuance costs and expenses were $69,176. The net proceeds were used to reduce amounts outstanding under the Company's note payable agreement.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    FISCAL YEAR - The Company operates on a fifty-two/fifty-three week fiscal year which ends on the Sunday nearest to September 30. Fiscal years 1994, 1995, and 1996 each consisted of fifty-two weeks.

    REVENUE RECOGNITION - The Company records sales upon shipment of the related products, net of any discounts.

    CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

    CASH OVERDRAFT - In conjunction with the new credit facility discussed in
    Note 6, the Company entered into a consolidated cash management system with the administrative agent and lead bank of the new credit facility. As a result of maintaining this consolidated cash management system, the Company maintains a zero balance at the lead bank resulting in a book cash overdraft. Such overdrafts are included in current liabilities.

    INVENTORIES - Raw materials inventories are stated at the lower of cost (principally first-in, first-out basis) or market. Supplies and containers inventories are stated primarily at the lower of cost (principally average cost) or market. Castings inventories are stated primarily at the lower of cost (as determined principally at standard cost or under the retail method) or market.

    PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment is carried at cost, less accumulated depreciation, and includes expenditures that substantially increase the useful lives of existing assets. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in net income.

    The Company provides for depreciation of property, plant, and equipment using primarily the straight-line method designed to depreciate costs over estimated useful lives as shown below:

         Item:                         Estimated Useful Life
                                       ---------------------
           Buildings                        10-50 years
           Plant equipment                   7-12 years
           Office equipment                  2-10 years
           Transportation equipment           3-5 years

    Property, plant, and equipment acquired under capital lease agreements are carried at cost less accumulated depreciation. These assets are depreciated in a manner consistent with the Company's depreciation policy for purchased assets.

    INTANGIBLE ASSETS - Goodwill, the excess of purchase price over the fair value of net assets acquired in purchase transactions, is being amortized on a straight-line basis primarily over a 20-year period but with various amounts ranging from 7 to 40 years. The Company assesses the recoverability and the amortization period of the goodwill by determining whether the amount can be recovered through undiscounted net income of the businesses acquired, excluding interest expense and goodwill amortization, over the remaining amortization period. Amounts paid or accrued for noncompetition and consulting agreements are amortized using the straight-line method over the term of the agreements. Bond and other financing expenses are amortized using the straight-line method, which approximates the effective interest method, over the term of the related debt issues.

    LONG-LIVED ASSETS - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no such losses recognized during fiscal years 1994, 1995, and 1996.

    INCOME TAXES - The Company's deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by currently enacted tax laws. Prior to the change in the Company's taxable status in connection with its IPO on August 2, 1994, the Company had elected to be taxed as a Small Business Corporation under Subchapter S of the Internal Revenue Code and under similar state laws. Under Subchapter S, taxable net income of the Company is included in the tax returns of the individual stockholders. The provision for income taxes included in the financial statements for periods prior to August 2, 1994 relates to state income taxes for states which do not recognize Subchapter S status.

    RECLASSIFICATIONS - Certain reclassifications have been made in the previous years' financial statements in order to conform them to the current year classifications, with no effect on previously reported net income.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    RECENTLY ISSUED ACCOUNTING STANDARDS - In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company is required to adopt this statement no later than fiscal year 1997. The Company anticipates continuing to account for its stock-based compensation plans in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, as permitted by SFAS No. 123. When this statement becomes applicable, the Company intends to provide the appropriate pro forma net income and net income per share disclosures required by SFAS No. 123.

3.  INVENTORIES

    A summary of inventories is as follows:


                                       October 1,        September 29,
                                          1995               1996
                                       -----------        ------------

     Raw materials                    $     6,600         $     8,872
     Supplies and containers                5,398               9,817
     Castings                              11,905              20,789
                                      -----------          ----------

                                      $    23,903          $   39,478
                                      -----------          ----------
                                      -----------          ----------

4.   PROPERTY, PLANT, AND EQUIPMENT

     Balances of major classes of assets and accumulated depreciation are as follows:

                                            October 1,        September 29,
                                               1995                 1996
                                           -------------       -------------
          Land and improvements             $      5,921        $      7,166
          Buildings                               28,945              37,316
          Plant equipment                        125,277             195,370
          Office equipment                         5,813               9,230
          Transportation equipment                 6,297               8,788
          Construction in progress                22,343               8,403
                                           -------------       -------------
                                                 194,596             266,273
          Less accumulated depreciation          (51,171)            (66,906)
                                           -------------       -------------

                                            $    143,425         $   199,367
                                           -------------       -------------
                                           -------------       -------------

5.  INTANGIBLE ASSETS

    The Company's intangible assets, net of accumulated amortization, consist of the following:

                                               October 1,      September 29,
                                                  1995              1996
                                              -------------     -------------

    Goodwill                                   $    29,495       $   45,704
    Consulting and noncompetition agreements         3,224            1,893
    Other                                              333              205
                                                ----------        ---------

                                               $    33,052       $   47,802
                                                ----------        ---------
                                                ----------        ---------

    The annual amount of amortization expense related to the Company's intangible assets as of September 29, 1996 is as follows for fiscal years:

                   1997           $     3,179
                   1998                 3,018
                   1999                 2,740
                   2000                 2,650
                   2001                 2,513
                   Thereafter          33,702
                                  -----------
                                  $    47,802
                                  -----------
                                  -----------

6.   NOTE PAYABLE, OTHER LONG-TERM DEBT, AND PLEDGED ASSETS

     At October 1, 1995, the Company's note payable consisted of a bank credit facility which provided for borrowings up to a total of $135,000 and expired on July 31, 1998. The credit facility bore interest at a rate equal to LIBOR plus 1% to LIBOR plus 2.5%, depending on the Company's leverage ratio, as defined in the agreement. At October 1, 1995, LIBOR ranged from 5.875% to 5.938%, and the Company's interest rates ranged from 6.756% to 9.0%. The balance outstanding under the credit facility was $62,638 and $72,362 was available for borrowing at October 1, 1995.

     On July 1, 1996, the Company executed a new primary credit facility with a consortium of banks, led by the National Bank of Detroit (NBD), to increase the amount available to borrow up to $230,000 to be used for working capital purposes and to fund future acquisitions. The new facility expires on July 31, 1998 and is collateralized by substantially all of the assets of the Company as well as the stock of its subsidiaries. The new facility consists of a swing line of credit bearing interest at prime and revolving credit borrowings which bear interest at LIBOR plus a margin based on the Company's leverage ratio, as defined in the credit agreement, at the time of the borrowing. The facility calls for a commitment fee payable quarterly, in arrears, of .25% based on the daily unused portion. At September 29, 1996, the total balance outstanding under this new credit facility was $133,055 and $96,945 was available for borrowing.

     As of September 29, 1996, the Company had $3,055 outstanding under the swing line of credit at the prime rate of 8.25%. The remaining $130,000 outstanding under this facility related to four revolving loans. At September 29, 1996, the Company had $30,000 and $60,000 outstanding under these loans at interest rates of 7.31% and 7.14% which reprice on January 2, 1997 and February 3, 1997, respectively. The Company has entered into two $20,000 five-year interest rate swaps establishing fixed interest rates for the remaining $40,000 of debt outstanding under the credit facility at September 29, 1996. These agreements are repriced every 90 days and expire in August 2001. The agreements have fixed interest rates plus a margin of 1.0% to 2.0%, based on the Company's leverage ratio on the date the agreements are priced. The Company's fixed interest rates were 8.34% and 8.16% under these two agreements at September 29, 1996. The Company has entered into an additional $40,000 swap agreement which will commence on February 3, 1997 to establish the interest rate at 6.845% plus a margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company mitigates credit risk by dealing only with financially sound U.S. banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

     The Company's new credit facility contains certain restrictive covenants that require the maintenance of minimum consolidated tangible net worth; funded debt to earnings before income tax, depreciation, and amortization (EBITDA) ratio; specified fixed charge coverage ratio and cash flow coverage ratio; places a maximum debt to total capital leverage ratio, and places limitations on dividends and other borrowings.

     Long-term debt consists of the following:
                                                  October 1,    September 29,
                                                     1995            1996
                                                 -----------     ----------

Note payable                                    $     62,638    $   133,055
Industrial development bonds                             693          1,085
Other financing arrangements                          14,476          9,460
                                                 -----------     ----------

                                                      77,807        143,600
Less current portion of other long-term debt           6,553          2,654
                                                 -----------     ----------

                                                $     71,254    $   140,946
                                                 -----------     ----------
                                                 -----------     ----------


     The Company has industrial development bond issues which are for expanded production facilities. One of the bonds bears interest at 80% of prime (6.96% and 6.56% at October 1, 1995 and September 29, 1996, respectively). The remaining bonds bear interest at fixed rates of 5.75% and 8.25% and mature through 2003. Amounts due under these bond issues are collateralized by property, plant, and equipment having a net book value of $6,787 and $7,506 at October 1, 1995 and September 29, 1996, respectively.

Other financing arrangements are as follows:


                                                        October 1, September 29,
                                                           1995        1996
                                                        ---------  -------------

Notes payable for the purchase of Mabry, guaranteed by
the Company's majority stockholder, requiring quarterly
payments of $18 each, including principal and interest
at 8% through April 1998, at which time the rate will
be determined annually based on rates charged by banks
to large corporations until final payment in May 2003       $   839   $   757



Note payable for the purchase of MFC, payable in two
equal annual installments beginning October 2, 1995,
including interest at 7%                                        525

Note payable for the purchase of Oberdorfer requiring
four quarterly payments of $150 beginning April 30,
1995                                                            300

Notes payable for the purchase of BFC requiring twelve
combined quarterly payments of $167 beginning August 1,
1995, including interest at 8%                                1,833    1,166

Note payable for the purchase of IFC, payable on
February 24, 1996 with interest payable quarterly at 9%       1,000

Note payable for the purchase of CP requiring a payment
of $3,000 on January 1, 1996 and 22 quarterly payments
of approximately $273 beginning April 1, 1996                 9,000    5,455


Note payable for the purchase of Hi-Tech, bearing
interest at 8%, payable on December 30, 1996                             320

Bank note bearing interest at 6.5%, payable in monthly
payments of interest and principal through February
1996                                                             46

Note payable to Small Business Administration, bearing
interest at 9.23%, payable in monthly payments of
interest and principal through July 2011                        676      656

Note payable to Small Business Administration, bearing
interest at 6.625%, payable in monthly payments of
interest and principal through September 2006, and
collateralized by equipment with no remaining
carrying value                                                  251         238

Miscellaneous capital lease obligations for equipment,
requiring monthly payments ranging from $1 to $5,
including principal and interest at rates ranging from
9.3% to 10.75% and maturing at dates ranging from 1998
through 2000                                                     6         476

Various other notes, requiring monthly payments ranging
from $1 to $50, including principal and interest at
rates ranging from 9.25% to 15.5%, and maturing at
dates ranging from 1997 through 2001                                        392
                                                            --------  ---------
                                                            $ 14,476  $   9,460
                                                            --------  ---------
                                                            --------  ---------


Aggregate maturities of long-term debt at September 29, 1996 are as follows for fiscal years:

                    1997              $     2,654
                    1998                  135,146
                    1999                    1,502
                    2000                    1,463
                    2001                    1,482
                    Thereafter              1,353
                                      -----------

                                      $   143,600
                                      -----------
                                      -----------


7.   COMMON STOCK PLANS

     The Company's 1994 Incentive Award Plan (Award Plan) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock or a combination thereof, to be determined by the compensation committee of the board of directors at the time of grant, to officers and certain employees. Under the Award Plan, 750,000 shares of the Company's common stock have been reserved for issuance. Options granted under the plan provide for purchase of the Company's common stock at not less than the fair market value on the date the option is granted. In conjunction with the Company's IPO, options for 538,000 shares of common stock were granted at $8 per share. The options expire on August 2, 1999 and portions of the options granted became exercisable beginning December 1, 1994 at varying times through fiscal year 1998. Options granted subsequently generally become exercisable over a two-year period and have terms of five years.

Transactions under the Award Plan are summarized as follows:




                                                        October 2,    October 1,     September 29,
                                                          1994            1995          1996
                                                        ----------    ----------     ------------
Outstanding at beginning of year                           -0-           538,000        555,500
Granted (at $8 per share)                                 538,000
Granted (at $13.375 per share)                                            10,000
Granted (at $16.06 per share)                                             99,000
Granted (at $12.06 per share)                                                           100,000
Exercised (at $8 per share)                                              (41,500)       (40,000)
Canceled                                                                 (50,000)
                                                       ----------     ----------     ----------
Outstanding at year end                                   538,000        555,500        615,500
                                                       ----------     ----------     ----------
                                                       ----------     ----------      ---------
Exercisable at year end                                       -0-        346,500        445,500
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------
Remaining shares reserved for issuance at year end        212,000        153,000         53,000
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------



    On May 25, 1995, the Board of Directors approved the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Employee Directors Stock Option
    Plan) which provides for the grant of stock options to the non-employee directors of the Company. Under this plan, 100,000 shares of the Company's common stock have been reserved for issuance. Options granted under the plan provide for the purchase of the Company's common stock at not less than the fair market value on the date the option is granted. The options issued under this plan are exercisable six months after the date of grant and expire five years after the date of grant. As of September 29, 1996, options for 50,000 shares of the Company's stock have been issued under this plan and 50,000 shares are available for grant. All of the 50,000 options issued to date were granted at $15.25 per share, became exercisable in January 1996, and expire in June 2006. None of these options had been exercised as of September 29, 1996.

    On January 1, 1995, the board of directors approved the Employee Stock Purchase Plan (Stock Purchase Plan) that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at specified dates at no less than 85% of the fair market value of the stock as of the offering date. All active employees are eligible to participate. Shares of common stock under the Stock Purchase Plan are to be purchased in the open market or issued from treasury stock. The maximum number of shares currently available under the Stock Purchase Plan is 250,000 shares. Subscriptions were outstanding for approximately 40,000 shares of common stock at $15.42 per share at October 1, 1995 and approximately 49,000 shares of common stock at $9.55 per share were outstanding at September 29, 1996.

    On December 15, 1994, the board of directors approved the Stock Plan for Non-Employee Directors (Directors Stock Plan) to enable its non-employee directors to have all or part of their directors' fees used to purchase shares of the Company's common stock. As of

    September 29, 1996, 5,013 shares have been issued under this plan. No shares were issued prior to fiscal year 1996.

8.  PREFERRED STOCK

    The Company has 5,000,000 shares of preferred stock authorized for issuance. The preferences, powers, and rights of the preferred stock are to be determined by the Company's board of directors. None of these shares are issued and outstanding.

9.  INCOME TAXES

    The Company changed its tax status from a nontaxable entity (S Corporation) to a taxable entity (C Corporation) in connection with the Company's initial public offering on August 2, 1994 and began accounting for the effect of income taxes under SFAS 109 on that date. Taxable income for fiscal year 1994 is calculated on the days method whereby the previous S Corporation stockholders are responsible for the tax liability generated through August 2, 1994.

    The components of the provision for income taxes consist of the following:

                                    October 2,    October 1,    September 29,
                                       1994          1995           1996
                                    ----------    ----------    -------------

Current income tax expense:
     Federal                           $   921       $ 7,522         $ 6,192
     State                                  90         1,001           1,526
                                       -------       -------          ------
                                         1,011         8,523           7,718
                                       -------       -------          ------

Deferred income tax expense:
     Federal                               143         1,824           3,054
     State                                  14           672             390
                                       -------       -------          ------
                                           157         2,496           3,444
                                       -------       -------          ------
Effect of change in taxable status       4,973
                                       -------

Total provision for income taxes       $ 6,141       $11,019         $11,162
                                       -------       -------          ------
                                       -------       -------          ------

    Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                      October 1, September 29,
                                                        1995          1996
                                                      ----------  -----------

Deferred tax assets:
  Allowance for doubtful accounts and returns         $    671    $    980
  Accrued insurance liabilities                          1,506       1,719
  Accrued vacation and other                               512       1,712
                                                      --------    --------

     Total deferred tax assets                        $  2,689    $  4,411
                                                      --------    --------
                                                      --------    --------

Deferred tax liabilities:
  Basis differences of property, plant, and equipment $  8,682    $ 15,685
  Other                                                    614          40
                                                      --------    --------

                                                      $  9,296    $ 15,725
                                                      --------    --------
                                                      --------    --------

    Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as indicated below:





                                                       October 2,     October 1,  September 29,
                                                         1994           1995         1996
                                                       ----------    -----------  ------------
Provision for income taxes at statutory federal
     income tax rate                                  $    6,022    $   9,837     $    9,766
Increase (decrease) resulting from:
     Officers' life insurance                                 29           27              7
     Nondeductible meals and entertainment expenses           42          107            133
     State income taxes                                      860        1,075          1,245
     Other, net                                               43          (27)            11
     Effect of earnings as an S Corporation
                                                          (5,828)
                                                       ---------     --------      ---------

                                                           1,168       11,019         11,162
Effect of change in tax status                             4,973
                                                       ---------     --------      ---------

Total provision for income taxes                      $    6,141   $   11,019     $   11,162
                                                       ---------     --------      ---------
                                                       ---------     --------      ---------



10. DEFINED BENEFIT PLANS

    BFC's employees are covered by a defined benefit pension plan sponsored by the union which represents the employees. Minimum contributions are determined in accordance with provisions of the negotiated labor contract, but the Company's funding policy is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payment requirements consistent with the funding requirements of federal laws and regulations.

    Bohn maintains a defined benefit pension plan covering employees subject to a collective bargaining agreement. Benefits under the plan accrued at a rate of $14.50 per month per year of credited service during 1996.

    Oberdorfer maintains a defined benefit pension plan covering employees subject to a collective bargaining agreement. Benefits under the plan accrued at a rate of $16 per month per year of service during 1995 and 1996.

    Penn Steel has two defined benefit pension plans which cover its salaried and hourly employees, respectively. The plans provide pension benefits based on a percentage of average final compensation multiplied by years of credited service for its salaried employees and benefits based on predetermined monthly amounts multiplied by years of credited service for its hourly employees. The Company's policy is to make minimum annual contributions that are required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time.

    SDCC has two defined benefit pension plans for employees covered by a collective bargaining agreement. The plans provide pension benefits based on a multiple of years of continuous service before age 65. The Company's policy is to make annual contributions to the plans equal to the maximum amount allowed as deductible by the Internal Revenue Service.

    The components of net pension costs of the plans are as follows:




                            Assets Exceed
                         Accumulated Benefits        Accumulated Benefits Exceed Assets
                        ------------------------   -------------------------------------
                             Year Ended                          Year Ended
                        ------------------------   -------------------------------------
                        October 1,  September 29,  October 2,   October 1,  September 29,
                          1995          1996          1994         1995         1996
                        ----------  -------------  -----------  ----------  -------------
Service cost           $   95        $   217         $   79       $  307      $   306

Interest cost             240            442             56          529          514
Return on plan
    assets               (313)          (443)            51         (518)        (674)
Net amortization
    and deferral           84            (27)           (88)         115          290
                      -------       --------        -------      -------      -------


Net pension expense    $  106        $   189         $   98      $   433      $   436
                      -------       --------        -------      -------      -------
                      -------       --------        -------      -------      -------



    The measurement dates for the plan assets and obligations for fiscal years 1995 and 1996 are July 2, 1995 and September 29, 1996, respectively. The reconciliation of the funding status of the plans combined is as follows:



                                                Assets Exceed
                                              Accumulated Benefits               Accumulated Benefits Exceed Assets
                                            --------------------------   --------------------------------------------
                                                   Year Ended                             Year Ended
                                            --------------------------   --------------------------------------------
                                            October 1,  September 29,     October 2,     October 1,     September 29,
                                              1995          1996            1994           1995             1996
                                            ----------  -------------    -----------     ----------     -------------
Present value of
  accumulated plan
  benefits:
     Vested                                 $    2,892    $     5,970    $       776     $    6,476    $     6,406
     Nonvested                                     210            574            101            501            379
                                            ----------    -----------    -----------     ----------    -----------
                                            $    3,102    $     6,544    $       877     $    6,977    $     6,785
                                            ----------    -----------    -----------     ----------    -----------
                                            ----------    -----------    -----------     ----------    -----------
Projected benefit
   obligation                               $    3,102    $     6,544    $       877     $    7,472    $     7,287
Fair value of plan assets                        3,266          6,988            695          6,511          6,384
                                            ----------    -----------    -----------     ----------    -----------
Projected benefit
   obligation less than (in
   excess of) plan assets                          164            444           (182)          (961)          (903)
Unrecognized net (gain)
   loss                                            614            299             33           (243)          (145)
Prior service cost not yet
   recognized in net
   periodic pension cost                           112            320            290            718            261
Unrecognized net assets
   at date of initial
   application                                    (158)          (210)           (61)           380            705
Additional minimum
    liability                                                                   (262)          (532)           (78)
                                            ----------    -----------    -----------     ----------    -----------
(Accrued) prepaid
   pension liability
                                            $      732    $       853    $      (182)    $     (638)    $     (160)
                                            ----------    -----------    -----------     ----------     ----------
                                            ----------    -----------    -----------     ----------     ----------




    The settlement (discount) rates used to measure the projected benefit obligations for all plans ranged from 6.25% to 8.5% for 1995 and from 7.25% to 8.5% for 1996. The expected long-term rates of return on all plan assets ranged from 7.5% to 8.5% for 1995 and 1996.

    ADCC's union employees are covered by a multi-employer defined benefit pension plan sponsored by the union which represents the employees. The Company makes contributions to the plan in accordance with the collective bargaining agreement between the Company and the union. The Company contributed $68, $70, and $63 to this plan in fiscal years 1994, 1995, and 1996, respectively.

    The actuarial present value of accumulated plan benefits at January 1, 1996 (the most recent valuation date) for the multi-employer union plan as a whole determined through an actuarial valuation performed as of that date was approximately $107,092. The market value of the union plan's net assets available for benefits on that date was approximately $131,189.

11. DEFINED CONTRIBUTION PLANS

    The Company maintains separate, divisional or subsidiary defined contribution 401(k) plans covering substantially all employees (other than those covered by collective bargaining agreements). Company contributions are based upon a multiple of operating income as a percentage of sales on a divisional or subsidiary basis.

    In addition, BFC maintains two 401(k) plans which cover substantially all salaried employees and all hourly employees subject to a collective bargaining agreement. Company contributions to the salaried plan match up to 50% of the employees' contribution, up to 5% of the employees' compensation. Company matching contributions to the hourly plan are equal to the amount required by the collective bargaining agreement. Unless otherwise specified, the Company matching contributions shall equal 10% of each employee's contribution or, if less, five cents for each hour of service worked by the employee.

    Bohn maintains a 401(k) plan covering substantially all salaried employees. The Company will match 35% of the first 6% of the employees' contribution. Additionally, the Company contributes 3% of all salaried employees' annual compensation to the plan without regard for employee contribution.

    MFC maintains two 401(k) plans which cover its salaried and hourly employees. Company contributions to the salaried plan are 50% of the first 6% of the employee contribution. Company contributions to the hourly plan are equal to $.05 per regular hour worked by the employee.

    Previously, Oberdorfer maintained a 401(k) plan for all eligible employees who were not governed by the terms of a collective bargaining agreement. Effective June 30, 1995, Oberdorfer terminated its 401(k) plan and funded all outstanding contributions due to the plan.

    Penn Steel maintains a 401(k) plan for all eligible employees. All employees who are at least 21 years old and have completed one year of service are eligible to participate in the plan. Company contributions are discretionary based on a percentage of the employees' contribution, as well as an additional contribution determined by the Company. There were no additional contributions made in 1995 and 1996.

    SACC maintains a 401(k) plan covering substantially all employees. The Company match is based on the employees' contribution to the plan during the year and is limited to 6% of the total compensation of all participants. The Company may also make a non-elective contribution which is made at the discretion of the board of directors.

    TSC maintains two 401(k) plans which cover substantially all salaried employees and all hourly employees subject to a collective bargaining agreement. Company contributions to the salaried plan are based upon a multiple of operating income as a percentage of sales. Company contributions to the hourly plan are discretionary.

    Contribution expense recognized by the Company under the 401(k) plans totaled $1,098, $1,550 and $2,068 in fiscal years 1994, 1995, and 1996, respectively.

    On August 17, 1995, the board of directors approved the nonqualified deferred compensation plan which allows certain members of management and highly compensated employees to defer a portion of their compensation. The deferred compensation, which together with Company matching amounts and accumulated interest, is distributable in cash after retirement or termination of employment. The Company recognized expense related to this plan of $98 in fiscal year 1996. No amounts were contributed in fiscal year 1995.

12. COMMITMENTS AND CONTINGENT LIABILITIES

    On July 8, 1993, the Company entered into a consulting and noncompetition agreement with respect to the iron lost foam casting business of Robinson Foundry, Inc. (Robinson). The agreement consists of Robinson transferring existing business and orders to CFCC, providing technical and sales assistance to CFCC, and agreeing not to compete with the Company in the iron lost foam casting business for a period of five years. The agreement requires the Company to make payments to Robinson in the amount of $300 at the closing of the agreement and upon each of the next four anniversary dates of the agreement. The agreement also requires the Company to pay commissions to Robinson, at a rate of 6%, for all CFCC sales arising from this agreement in excess of $5,000 and to pay an additional 5% commission for all sales to new customers established by Robinson during the term of the agreement. There were no commissions paid under this agreement during fiscal years 1994, 1995, and 1996. In conjunction with the agreement, the Company entered into a noncompetition agreement with Robinson's principal owner requiring the Company to make annual payments of $100 to this owner concurrent with the payments to Robinson. The liabilities and corresponding intangible assets associated with these noncompetition agreements are reflected in the Company's consolidated balance sheets.
    The intangible assets are being amortized over the terms of the agreements.

    The Company leases offices and equipment under operating lease agreements expiring in various years through 2001. Rent expense under various operating leases was approximately $190, $505, and $1,277 in fiscal years 1994, 1995, and 1996, respectively. Minimum future rental payments under operating leases having remaining terms in excess of one year are as follows:

         1997           $    1,003
         1998                  712
         1999                  523
         2000                  310
         2001                   80
                        ----------

                        $    2,628
                        ----------
                        ----------


    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

    The Company is subject to numerous federal, state, and local environmental laws and regulations. Management believes that the Company is in material compliance with such laws and regulations and that potential environmental liabilities, if any, are not material to the consolidated financial statements.

    The divisions and subsidiaries are primarily self insured for workman's compensation claims and health plans. Stop loss insurance agreements are utilized to limit the Company's liability on both a specific and aggregate basis for the period of coverage. The liability for unpaid claims includes an accrual for an estimate of claims incurred but not reported.

13. RELATED PARTY TRANSACTIONS

    Prior to fiscal year 1995, the Company advanced amounts to its stockholders in the form of notes receivable which accrued interest at the applicable Federal long-term rate, as prescribed by the Internal Revenue Code, ranging from 8.20% to 8.56%. The notes were due October 1, 1999 through October 1, 2001 and were collateralized by the stock of the Company. The Company classified these notes in a contra equity account. The stockholders' notes receivable were settled in full through a distribution to the stockholders effective March 31, 1994.

    The Company made payments totaling $125, $234, and $542 in fiscal years 1994, 1995, and 1996, respectively, to a law firm in which one of the Company's stockholders is a partner.

14. FINANCIAL INSTRUMENTS

    Financial instruments consisted of the following at October 1, 1995 and September 29, 1996:



                                                            OCTOBER 1, 1995             September 29, 1996
                                                       ------------------------     -------------------------
                                                        Carrying        Fair         Carrying         Fair
                                                         Amount         Value         Amount          Value
                                                        --------       --------      ---------      ---------
Accounts receivable - trade, net                        $ 52,994       $ 52,994      $  77,931      $  77,931
Accounts payable                                        $ 24 605       $ 24,605      $  33,668      $  33,668
Note payable                                            $ 62,638       $ 62,638      $ 133,055      $ 134,684
Other long-term debt, including current portion         $ 15,169       $ 12,580      $  10,545      $   8,940
Interest rate swaps                                                                  $     -0-      $    (830)


     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the note payable and a portion of the other long-term debt approximates fair value because the underlying instruments are at variable interest rates which reprice frequently. Fair value for fixed rate long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

     As discussed in Note 6, the Company is party to two interest rate swap agreements with durations of five years to hedge against interest rate exposures on $40,000 of long term debt. The fair values of the Company's interest rate swaps are estimated based on valuations from its lead bank.

15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The following represent noncash financing and investing activities:



                                                                           Year Ended
                                                            -------------------------------------------
                                                            October 2,     October 1,     September 29,
                                                               1994           1995            1996
                                                            ------------   ------------   -------------
Accrual of distributions to stockholders                     $   3,466
Reduction of stockholders' notes receivable through
    a distribution to the stockholders                       $   5,369
Stockholder contribution related to interest charges on
    stockholder's receivable                                 $     221
Contribution of subsidiary                                   $     223
Issuance of common stock in acquisitions                                   $    2,310
Debt incurred in connection with acquisitions                $   1,050     $   12,600       $    320


16. ACQUISITIONS

    Effective October 2, 1994, the Company acquired the net assets of MFC for $7,750 in cash and a $1,050 note payable due in two annual installments. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of MFC based on their estimated fair values at the date of acquisition. The financial position of MFC at October 2, 1994 is reflected in the Company's consolidated balance sheet at that date, and MFC has been included in the Company's operations since that date.

    Effective January 1, 1995, the Company acquired the net assets of Oberdorfer for the assumption of $3,900 of long-term debt plus $600 in cash payable in four equal quarterly installments beginning April 1995. The agreement provides for an increase in the purchase price of up to $1,000 if Oberdorfer meets certain earnings criteria over the five-year period ending December 31, 1999. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Oberdorfer based on their estimated fair values at the date of acquisition. Operating results of Oberdorfer since January 1, 1995 are included in the Company's consolidated financial statements.

    On February 24, 1995, the Company completed the purchase of the net assets of IFC for $5,700 in cash and a $1,000 note payable due in February 1996. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of IFC based on their estimated fair values at the date of acquisition. Operating results of IFC since February 24, 1995 are included in the Company's consolidated financial statements.

    On May 8, 1995, the Company completed the purchase of the outstanding stock of BFC for $13,000 in cash, a note payable for $2,000 payable over a three year period, and 61,540 shares of common stock of the Company, valued at $1,000. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of BFC based on their estimated fair values at the date of acquisition. Operating results of BFC since May 8, 1995 are included in the Company's consolidated financial statements.

    On June 12, 1995, the Company completed the purchase of the stock of Penn Steel for $700 cash, $300 in cash to be held in escrow for warranties, and 80,000 shares of the common stock of the Company valued at $1,310. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Penn Steel based on their estimated fair values at the date of acquisition. Operating results of Penn Steel since June 12, 1995 are included in the Company's consolidated financial statements (SEE NOTE 18).

    On August 1, 1995, the Company completed the purchase of the net assets of CP for $47,800 in cash and a note payable for $9,000 payable over a six-year period. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of CP based on their estimated fair values at the date of acquisition. Operating results of CP since August 1, 1995 are included in the Company's consolidated financial statements.

    The estimated fair value of assets acquired and liabilities assumed in each of the fiscal year 1995 acquisitions are summarized as follows:




                                        Oberdorfer         IFC            BFC       Penn Steel          CP
                                        ----------    -----------    ----------     ----------     -----------
Accounts receivable, net                 $  1,535       $  2,549       $  6,620      $   3,016      $   5,532
Inventories                                 1,408          1,945            852          3,459          5,084
Other current assets                          353            210            725            321          1,043
Property, plant, and equipment              4,611          7,875          4,020          4,740         38,243
Intangible assets and other                 1,030                        11,673             72         12,399
Accounts payable and accrued expenses      (3,491)        (2,084)        (5,763)        (2,355)        (5,501)
Long-term debt                             (4,846)        (3,795)        (2,127)        (6,943)
                                        ---------       --------       --------       --------      ---------


Purchase price                           $    600       $  6,700       $ 16,000      $   2,310      $  56,800
                                        ---------       --------       --------       --------      ---------
                                        ---------       --------       --------       --------      ---------





    Effective January 5, 1996, the Company completed the purchase of the net assets of TSC for $13,000 in cash and the assumption of $2,195 in long-term debt. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of TSC based on their estimated fair values at the date of acquisition. Operating results of TSC since January 5, 1996 are included in the Company's consolidated financial statements.

    Effective February 4, 1996, the Company completed the purchase of the net assets of Hi-Tech for $2,880 in cash, the assumption of $2,625 in long-term debt, and a $320 note payable due in December 1996. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Hi-Tech based on their estimated fair values at the date of acquisition. Operating results of Hi-Tech since February 4, 1996 are included in the Company's consolidated financial statements.

    Effective March 1, 1996, the Company completed the purchase of the outstanding stock of SACC for $12,000 in cash and the assumption of $28,538 in long-term debt. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of SACC based on their estimated fair values at the date of acquisition. Operating results of SACC since March 1, 1996 are included in the Company's consolidated financial statements.

    Effective April 1, 1996, the Company completed the purchase of the net assets of Bohn for $8,250 in cash and the assumption of $2,012 in long-term debt. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Bohn based on their estimated fair values at the date of acquisition. Operating results of Bohn since April 1, 1996, are included in the Company's consolidated financial statements.

    The estimated fair value of assets acquired and liabilities assumed in each of the fiscal year 1996 acquisitions are summarized as follows:



                                                  TSC        Hi-Tech           SACC         Bohn
                                               --------     ---------        --------     ---------

Accounts receivable, net                    $    3,833     $      801       $  9,911     $    4,139
Inventories                                      4,795            367          5,975          1,300
Other current assets                               211              8             19            112
Property, plant, and equipment                   9,938          4,622         26,980          5,948
Intangible assets and other                        521            437          5,046          2,777
Accounts payable and accrued expenses           (4,103)          (410)        (7,393)        (4,014)
Long-term debt                                  (2,195)        (2,625)       (28,538)        (2,012)
                                            ----------     ----------       --------     ----------

Purchase price                              $   13,000     $    3,200       $ 12,000     $    8,250
                                            ----------     ----------       --------     ----------
                                            ----------     ----------       --------     ----------





    The following unaudited pro forma summary combines the consolidated results of operations of the Company and Oberdorfer, IFC, BFC, Penn Steel, CP, TSC, Hi-Tech, SACC, and Bohn as if the acquisitions had occurred at the beginning of fiscal years 1995 and 1996, after giving effect to certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets, and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of either fiscal years 1995 or 1996, or of results which may occur in the future.


                                                 October 1,    September 29,
                                                    1995           1996
                                                 -----------   ------------
Sales                                            $  527,639    $   532,572
Operating income                                 $   49,349    $    39,405
Income before provision for income taxes         $   41,032    $    28,187
Net income                                       $   24,943    $    16,912
Net income per common share                      $     1.41    $      0.96


     The Company's April 30, 1993 acquisition of Mabry included an agreement for contingent consideration based on earnings. The Company recorded additional amounts due to the sellers of Mabry of $654 in fiscal year 1994 and $2,793 in fiscal year 1995 in full settlement of such contingent consideration. These amounts are included as an addition to goodwill related to such acquisition.

17.  UNAUDITED PRO FORMA INFORMATION

     The unaudited pro forma provision for income taxes and net income for the period ended October 2, 1994 assumes that the Company was subject to corporate income taxes as a C corporation as of the beginning of fiscal 1994. Unaudited pro forma earnings per average common share has been calculated by dividing pro forma net income by the weighted average number of common shares outstanding. The calculation of the weighted average common shares outstanding for fiscal year 1994 assumes that the number of shares (1,002,500) at the IPO price per share necessary to fund the estimated final S corporation distribution to the previous S corporation stockholders, as discussed in the Company's registration statement on Form S-1, was outstanding for the entire year and also reflects the number of shares issued in connection with the Company's IPO in August 1994 for the entire year.

18.  SUBSEQUENT EVENTS (UNAUDITED)

     On October 31, 1996, the Company consummated an agreement in principle to sell Penn Steel. The sales price is based on the book value of Penn Steel at October 31, 1996 less $600. The Company recorded a one-time pre-tax loss of $1,807 in the consolidated statement of income for the year ended September 29, 1996 based on its estimate of the October 31, 1996 book value of Penn Steel. The actual book value for the purposes of this calculation is subject to negotiation by both parties to the agreement. The agreement states that if the parties do not agree on the book value of Penn Steel, the disagreement will be resolved through negotiation between the chief executive officers of the purchaser and the Company.

     Subsequent to year end, the Company acquired all of the stock of Interstate Forging Industries, Inc. (Interstate) of Milwaukee, Wisconsin and Navasota, Texas for a purchase price of approximately $47,000 plus the assumption by the Company of approximately $23,000 of Interstate's debt. The acquisition was effected through a merger whereby a subsidiary of the Company was merged into Interstate and Interstate became a wholly owned subsidiary of the Company. The Company filed a Registration Statement on Form S-4 (the "S-4") with the SEC to register certain contingent payment rights which the Company would have to pay to the shareholders and certain option holders as a portion of the purchase price if Interstate achieves certain income levels over the three years ending December 31, 1998. This acquisition will be accounted for under the purchase method of accounting. Interstate, which produces custom closed die forgings of carbon, alloy, and stainless steel, had annual sales for the year ended December 31, 1995 of approximately $83,400.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the fiscal years 1995 and 1996 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.

                                       PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

    Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1997, as filed with the Securities and Exchange Commission.

ITEM 11: EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1997, as filed with the Securities and Exchange Commission.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is incorporated by reference from the section entitled "Security Ownership of Management and Certain Beneficial Owners" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1997, as filed with the Securities and Exchange Commission.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1997, as filed with the Securities and Exchange Commission.

                                       PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBITS

    The exhibits set forth in the following index of exhibits are filed as a part of this report:

  Exhibit
   Number                                                                  Page
  -------                                                                  ----

      3.1   Certificate of Incorporation of the Company, as amended(1)

      3.2   Bylaws of the Company(1)

   10.2(r) Credit Agreement dated July 1, 1996 among the Company and its subsidiaries, SouthTrust Bank of Alabama, National Association, and NBD Bank(2)

   10.2(s) Stock Purchase Agreement between Southern Aluminum Castings Company and Citation Corporation dated February 12, 1996(3)

   10.3(a) Employment Agreement commencing on August 9, 1994 between Citation Corporation and T. Morris Hackney(1)

   10.3(b) Employment Agreement commencing on August 9, 1994 between Citation Corporation and R. Conner Warren(1)

     10.4   Citation Corporation Incentive Award Plan(1)                     57

   10.4(a)  Citation Corporation Stock Plan for Non Employee Directors(4)

   10.4(b)  Citation Non-Qualified Stock Option Plan for Non-Employee
            Directors

     10.6   Tax Indemnification Agreement between Shareholders existing prior to August 9, 1994 and Citation Corporation(1)
     21     Subsidiaries of the Registrant                                   63

     23     Consent of Coopers & Lybrand, LLP                                64

            Report of Independent Certified Public Accountants on
            Supplementary Information                                        65

            Schedule II - Valuation and Qualifying Accounts                  66

     27 Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 33-79804, as filed August 2, 1994). The exhibit numbers listed correspond to the exhibit numbers in the Form S-1.

(2) Incorporated by reference to Exhibit 10.2(r) of the Company's report on Form 10-Q for the quarter ended June 30, 1996.

(3) Incorporated by reference to Exhibit 2.2 of the Company's Form 8-K dated March 1, 1996.

(4) Incorporated by reference to Exhibit 10.4(a) of the Company's Annual Report on Form 10-K for the year ended October 1, 1995.

FINANCIAL STATEMENT SCHEDULES

    The Index to financial statements and schedules filed as a part of this Report is contained at page 24.

REPORTS ON FORM 8-K

    No reports on Form 8-K were filed for the fiscal year ended September 29, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CITATION CORPORATION

                                 /s/   T. Morris Hackney
                                 ------------------------------
                             By:  T. MORRIS HACKNEY
                                  Chief Executive Officer and
                                  Chairman of the Board
                                                               December 12, 1996

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/   T. Morris Hackney                Chief Executive Officer and        December 12, 1996
---------------------------------       Chairman of the Board
T. MORRIS HACKNEY                       (Principal Executive Officer)

 /s/   Frederick F. Sommer              President and Chief Operating      December 12, 1996
---------------------------------       Officer
FREDERICK F. SOMMER

 /s/   R. Conner Warren                 Executive Vice President of        December 12, 1996
---------------------------------       Finance and Administration
R. CONNER WARREN                        Treasurer and Director
                                        (Principal Financial Officer)

 /s/   Thomas W. Burleson               Vice President - Corporate         December 12, 1996
---------------------------------       Controller
THOMAS W. BURLESON                      (Principal Accounting Officer)

 /s/   Hugh G. Weeks                    Director                           December 12, 1996
---------------------------------
HUGH G. WEEKS

 /s/   A. Derrill Crowe                 Director                           December 12, 1996
---------------------------------
A. DERRILL CROWE

 /s/   Franklyn Esenberg                Director                           December 12, 1996
---------------------------------
FRANKLYN ESENBERG

 /s/   William W. Featheringill         Director                           December 12, 1996
---------------------------------
WILLIAM W. FEATHERINGILL

 /s/   Frank B. Kelso, II               Director                           December 12, 1996
---------------------------------
FRANK B. KELSO, II

 /s/   Van L. Richey                    Director                           December 12, 1996
---------------------------------
VAN L. RICHEY

                                                                     54

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                                  __________________



                                      EXHIBITS

                                          TO

                                      FORM 10-K



                                 CITATION CORPORATION




For the fiscal year ended September 29, 1996         Commission File No. 0-24492

                                  TABLE OF CONTENTS
                                     FOR EXHIBITS

    The exhibits set forth in the following index of exhibits are filed as a part of this report:

Exhibit
-------
Number                                                                      Page
-------                                                                     ----

    3.1  Certificate of Incorporation of the Company, as amended(1)

    3.2  Bylaws of the Company(1)

10.2(r) Credit Agreement dated July 1, 1996 among the Company and its subsidiaries, SouthTrust Bank of Alabama, National Association, and NBD Bank (2)

10.2(s) Stock Purchase Agreement between Southern Aluminum Castings Company and Citation Corporation dated February 12, 1996(3)

10.3(a) Employment Agreement commencing on August 9, 1994 between Citation Corporation and T. Morris Hackney(1)

10.3(b) Employment Agreement commencing on August 9, 1994 between Citation Corporation and R. Conner Warren(1)

   10.4  Citation Corporation Incentive Award Plan(1)                      57


10.4(a)  Citation Corporation Stock Plan for Non Employee Directors(4)

10.4(b)  Citation Non-Qualified Stock Option Plan for Non-Employee
         Directors

   10.6 Tax Indemnification Agreement between Shareholders existing prior to August 9, 1994 and Citation Corporation(1)

     21  Subsidiaries of the Registrant                                    63

     23  Consent of Coopers & Lybrand, LLP                                 64

         Report of Independent Certified Public Accountants on
         Supplementary Information                                         65

         Schedule II - Valuation and Qualifying Accounts                   66

     27 Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format



(1) Incorporated by reference to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 33-79804, as filed August 2, 1994). The exhibit numbers listed correspond to the exhibit numbers in the Form S-1.

(2) Incorporated by reference to Exhibit 10.2(r) of the Company's report on Form 10-Q for the quarter ended June 30, 1996.

(3) Incorporated by reference to Exhibit 2.2 of the Company's Form 8-K dated March 1, 1996.

(4) Incorporated by reference to Exhibit 10.4(a) of the Company's Annual Report on Form 10-K for the year ended October 1, 1995.