Form 10-Q
period 1996-12-29
CITATION CORP /AL/
filed 1997-02-12
CIK 924648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

 x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended December 29, 1996
                                              ------------------

                                       or

 o Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from              to
                                          ------------    ------------

                           Commission File No. 0-24492
                                               -------


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

                             (205) 871-5731
                         (REGISTRANT'S TELEPHONE NUMBER)
                 ----------------------------------------------

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X        No
                             --------      -------

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                 Class                        Outstanding at February 11, 1997
---------------------------------             --------------------------------
Common Stock, $.01 Par Value                            17,726,040

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I:    FINANCIAL INFORMATION

     ITEM 1:   Financial Statements. . . . . . . . . . . . . . . . . . . . . .1

                    Interim Condensed Consolidated Balance Sheets. . . . . . .2

                    Interim Condensed Consolidated Statements of Income. . . .3

                    Interim Condensed Consolidated Statements of Cash Flows. .4

                    Notes to Interim Condensed Consolidated
                    Financial Statements . . . . . . . . . . . . . . . . . . .5

     ITEM 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . .9

PART II:   OTHER INFORMATION

     ITEM 6:   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .12

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                          PART I: FINANCIAL INFORMATION

ITEM I:   FINANCIAL STATEMENTS

     The financial statements listed below are included on the following pages of this Report on Form 10-Q:

          Interim Condensed Consolidated Balance Sheets at September 29, 1996 and December 29, 1996 (unaudited).

          Interim Condensed Consolidated Statements of Income (unaudited) for the three months ended December 31, 1995 and December 29, 1996.

          Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 1995 and December 29, 1996.

          Notes to Interim Condensed Consolidated Financial Statements.



                    ----------------------------------------


              [The remainder of this page intentionally left blank]

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)


                                                     September 29,1996    December 29, 1996
                                                     -----------------    -----------------
ASSETS                                                                        (unaudited)
Current assets:
    Cash and cash equivalents                                $   2,267           $   2,185
    Accounts receivable, net                                    77,931              82,279
    Inventories                                                 39,478              46,792
    Deferred income taxes, prepaid expenses and
         other assets                                           15,683               9,322
                                                             ---------           ---------
            Total current assets                               135,359             140,578
Property, plant and equipment, net                             199,367             267,043
Other assets                                                    48,831              51,552
                                                            ----------           ---------
                                                             $ 383,557           $ 459,173
                                                             ---------           ---------
                                                             ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
        Cash overdraft                                       $   8,328           $   5,878
        Current portion of other long-term debt                  2,654               3,123
        Accounts payable                                        33,668              34,381
        Accrued expenses                                        28,205              31,026
                                                             ---------           ---------
            Total current liabilities                           72,855              74,408

Long-term debt, net of current portion                         140,946             194,524
Deferred income taxes and other deferred liabilities            20,437              37,420
                                                             ---------           ---------
            Total liabilities                                  234,238             306,352
                                                             ---------           ---------

Stockholders' equity:
    Preferred stock, $0.01 par value; 5,000,000
        shares authorized, none issued and outstanding              --                  --
    Common stock, $0.01 par value; 30,000,000
        shares authorized, 17,715,540 shares issued
        and outstanding at September 29, 1996, and
        17,721,040 at December 29, 1996                            177                 177
      Additional paid-in capital                               107,087             107,115
      Retained earnings                                         42,055              45,529
                                                             ---------           ---------
           Total stockholders' equity                          149,319             152,821
                                                             ---------           ---------
                                                             $ 383,557           $ 459,173
                                                             ---------           ---------
                                                             ---------           ---------

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except share and per share data)


                                                           For the Three Months Ended
                                                     December 31, 1995   December 29, 1996
                                                     -----------------   -----------------
                                                         (unaudited)         (unaudited)

Net sales                                                  $    91,761         $   140,486
Costs of sales                                                  75,901             118,360
                                                           -----------         -----------
     Gross profit                                               15,860              22,126
Selling, general and administrative expenses                     9,956              12,805
                                                           -----------         -----------
     Operating income                                            5,904               9,321
Other (income) expenses:
     Interest expense, net                                         789               3,517
     Other, net                                                   (99)                 109
                                                           -----------         -----------
                                                                   690               3,626
                                                           -----------         -----------
Income before provision for income taxes                         5,214               5,695
Provision for income taxes                                       2,086               2,221
                                                           -----------         -----------
Net income                                                 $     3,128         $     3,474
                                                           -----------         -----------
                                                           -----------         -----------
Earnings per share                                         $      0.18         $      0.20
                                                           -----------         -----------
                                                           -----------         -----------
Weighted average shares outstanding                         17,675,540          17,718,491
                                                           -----------         -----------
                                                           -----------         -----------

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                  For the Three Months Ended
                                                          December 31, 1995    December 29, 1996
                                                          -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                           (unaudited)         (unaudited)
    Net income                                                     $  3,128            $  3,474
                                                                   --------            --------
    Adjustments to reconcile net income to net cash flows
    from operating activities:

        Provision for losses on receivables                              48                  66
        Depreciation and amortization                                 3,743               7,039
        Changes in operating assets and liabilities, net:
            Accounts receivable                                       3,736               7,523
            Inventories                                               (889)                 986
            Prepaid expenses and other assets                         (972)               5,806
            Accounts payable                                        (2,769)             (5,047)
            Accrued expenses and other liabilities                  (1,532)             (3,341)
                                                                   --------            --------
                Total adjustments                                     1,365              13,032
                                                                   --------            --------
                Net cash provided by operating activities             4,493              16,506
                                                                   --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment expenditures, net                 (7,702)             (7,009)
    Proceeds from sale of Penn Steel                                                      9,006
    Cash paid for acquisition                                                          (47,780)
                                                                   --------            --------
            Net cash used by investing activities                   (7,702)            (45,783)
                                                                   --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash overdraft                                                                       (2,223)
    Repayments of acquired debt                                                         (16,340)
    Change in long-term debt, note payable and other liabilities    (6,600)              47,730
    Change in paid in capital                                            --                  28
                                                                   --------            --------
        Net cash provided by (used in) financing activities         (6,600)              29,195
                                                                   --------            --------

        Net decrease in cash and cash equivalents                   (9,809)                (82)
        Cash and cash equivalents, beginning of period                9,812               2,267
                                                                   --------            --------
        Cash and cash equivalents, end of period                   $      3            $  2,185
                                                                   --------            --------
                                                                   --------            --------

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share and per share data)



1. The interim condensed consolidated balance sheet at September 29, 1996, has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP). The interim condensed consolidated financial statements at December 29, 1996 and for the three months ended December 31, 1995 and December 29, 1996 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the 1996 annual report on SEC Form 10-K.

2.   A summary of inventories is as follows:

                                           September 29,       December 29,
                                               1996                  1996
                                           -------------       ------------
          Raw materials                       $   8,872           $  11,395
          Supplies and containers                 9,817              10,114
          Castings                               20,789              25,283
                                              ---------           ---------
                                              $  39,478           $  46,792
                                              ---------           ---------
                                              ---------           ---------

3. Balances of major classes of property, plant and equipment and accumulated depreciation are as follows:

                                          September 29,        December 29,
                                                 1996                1996
                                          -------------        ------------
          Land and improvements                $  7,166           $  10,244
          Buildings                              37,316              46,898
          Plant and equipment                   195,370             236,019
          Office equipment                        9,230              10,897
          Transportation equipment                8,788               9,823
          Construction in progress                8,403              25,376
                                               --------            --------
                                                266,273             339,257
          Less accumulated depreciation        (66,906)            (72,214)
                                             ----------          ----------
                                             $  199,367          $  267,043
                                             ----------          ----------
                                             ----------          ----------

4.   The Company's other assets consist of the following:

                                          September 29,        December 29,
                                                 1996                1996
                                          -------------        ------------
          Goodwill                            $  45,704           $  45,441
          Consulting and non-competition
              agreements                          1,893               1,779
          Other                                   1,234               4,332
                                              ---------           ---------
                                              $  48,831           $  51,552
                                              ---------           ---------
                                              ---------           ---------

5.   Long term debt consists of the following:

                                          September 29,        December 29,
                                                 1996                1996
                                          -------------        ------------
          Note payable                       $  133,055          $  182,000
          Industrial development bonds            1,085               1,035
          Other financing arrangements            9,460              14,612
                                             ----------          ----------
                                             $  143,600          $  197,647
          Less current portion of
          long-term debt                          2,654               3,123
                                             ----------          ----------
                                             $  140,946          $  194,524
                                             ----------          ----------
                                             ----------          ----------

6. The following unaudited pro forma summary for the three months ended December 31, 1995 combines the results of operations of the Company with the acquisition of Texas Steel Company ("Texas Steel"), Hi-Tech Corporation ("Hi-Tech"), Southern Aluminum Castings Company ("Southern Aluminum"), Bohn Aluminum Corporation ("Bohn"), Interstate Forging Industries, Inc. ("Interstate"), the sale of Pennsylvania Steel Foundry & Machine Company ("Penn Steel"), and the idling of the steel division operations at Texas Foundries as if the acquisitions, sale and idling had occurred at the beginning of the 1996 fiscal year. For the three months ended December 29, 1996, the pro forma summary presents the results of operations of the Company as if the acquisition of Interstate and the sale of Penn Steel had occurred at the beginning of the 1997 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions, sale and idling been made at the beginning of either fiscal years 1996 or 1997, or of results which may occur in the future.

     Pro forma interim condensed consolidated statements of income are as follows:

                                               For the Three Months Ended
                                               --------------------------
                                            December 31,        December 29,
                                                1995                 1996
                                            ------------        ------------
Sales                                        $  133,065          $  149,633
Operating income                                  9,449              10,297
Income before provision for income taxes          6,144               6,219
Pro forma net income                              3,686               3,794
Pro forma earnings per common share                0.21                0.21

     Pro forma earnings per share for the three months ending December 31, 1995 and December 29, 1996 is calculated by dividing pro forma net income by the weighted average shares outstanding of 17,675,540 and 17,718,491, respectively.

7. On October 31, 1996, the Company completed the sale of Penn Steel. The sales price was based on the book value of Penn Steel at October 31, 1996
     less $600.   The Company recorded a one-time pre-tax loss of $1,807 in the consolidated statement of income for the year ended September 29, 1996 based on its estimate of the October 31, 1996 book value of Penn Steel.
     The actual book value for purposes of this calculation is subject to negotiation by both parties to the agreement. The agreement states that if the parties do not agree on the book value of Penn Steel, the disagreement will be resolved through negotiation between the chief executive officers of the purchaser and the Company.

8. Effective October 29, 1996 the Company completed the purchase of the stock of Interstate Forging Industries, Inc. ("Interstate") of Milwaukee, Wisconsin and Navasota, Texas for $47.8 million plus the assumption of approximately $22.7 million of Interstate's debt. In addition, the agreement includes contingent payments equal to five (5) times the amount by which the average annual net earnings of Interstate before interest, income taxes and franchise taxes during the three year period from January 1, 1996 through December 31, 1998 exceeds $10,000, computed in accordance with GAAP on a pre-merger basis. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Interstate based on their estimated fair values at the date of acquisition. Operating results of Interstate since October 29, 1996 are included in the Company's condensed consolidated financial statements. Interstate, which produces custom closed die forgings of carbon, alloy, and stainless steel, has approximately 500 employees and had annual sales for the years ended December 31, 1995 and 1996 of approximately $83.4 million and $103.7 million, respectively. The estimated fair values of assets acquired and liabilities assumed are as follows:

          Accounts receivable                                     $  15,161
          Inventories                                                12,946
          Property, plant and equipment                              72,559
          Other assets                                                3,014
          Accounts payable and accrued expenses                    (18,819)
          Deferred income taxes                                    (14,424)
          Long-term debt                                           (22,657)
                                                                  ---------

              Purchase Price                                      $  47,780

                  ---------------------------------------------

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying interim condensed consolidated balance sheets and statements of income.

QUARTER ENDED DECEMBER 29, 1996 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1995

SALES. Sales increased 53.1%, or $48.7 million, to $140.5 million for the three months ended December 29, 1996 from $91.8 million in the comparable prior year period. The increase was attributable to fiscal year 1996 and 1997 acquisitions, all of which were made subsequent to the 1996 first quarter.
Sales at Texas Steel, Hi-Tech, Southern Aluminum, Bohn Aluminum, and Interstate (collectively the "Acquisitions") in the fiscal 1997 first quarter were approximately $57.1 million. Sales from the Acquisitions were partially offset by lower sales at the Company's existing foundry operations, the sale of Penn Steel during the first quarter of fiscal 1997 and the idling of the Texas Foundries steel division ("TF Steel") during the last quarter of fiscal 1996. For the three months ended December 29, 1996, sales from existing units were down approximately 1.6%, or $1.3 million as compared to the same quarter last year. The total sales of Penn Steel and TF Steel that were included in the first fiscal quarter of 1996 was approximately $7.1 million. Tons shipped increased 25.5% or 12,400 tons, to 61,000 tons for the three months ended December 29, 1996 from 48,600 tons in the comparable prior year period.

GROSS PROFIT. Gross profit increased 39.5%, or $6.2 million, to $22.1 million in the 1997 first quarter from $15.9 million in the comparable 1996 period. Gross margin decreased to 15.8% in the 1997 first quarter from 17.3% in the 1996 first quarter. The overall decrease was due to the integration of the Acquisitions. The gross margin for the Acquisitions included in the first quarter of fiscal 1997 was approximately 12.0%. The gross margin from existing units decreased to 18.4% in the 1997 first quarter from 18.9% in the comparable prior year period. Penn Steel and TF Steel had a combined negative gross margin of (1.6%) in the first fiscal quarter of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased 28.6%, or $2.8 million, to $12.8 million in the 1997 first quarter from $10.0 million in the 1996 first quarter. SG&A costs attributable to the Acquisitions were $3.9 million. SG&A costs at existing Company operations were down approximately $230 thousand. SG&A costs included in the first fiscal quarter of 1996 related to Penn Steel and TF Steel were approximately $770 thousand. As a percentage of sales, SG&A expenses decreased to 9.1% in the 1997 first quarter from 10.9 % in the 1996 first quarter.

OPERATING INCOME. Operating income increased 57.9%, or $3.4 million, to $9.3 million for the 1997 first quarter from $5.9 million for the comparable 1996 quarter. Operating margin increased to 6.6% in the 1997 first quarter from 6.4% in the 1996 first quarter.

INTEREST EXPENSE. Interest expense increased to $3.5 million in the 1997 first quarter from $789 thousand in the 1996 first quarter. This increase is primarily attributable to higher average outstanding debt balances as a result of completing five acquisitions during the second and third quarters of 1996 and the first quarter of 1997. The purchase price plus assumed debt of the acquisitions totalled approximately $142.3 million. Capitalized interest for the first fiscal quarter of 1996 was approximately $380 thousand. There was no capitalized interest during the first fiscal quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

On July 1, 1996, the Company executed a new primary credit facility with a consortium of banks, led by the National Bank of Detroit (NBD), to borrow up to $230,000 to be used for working capital purposes and to fund future acquisitions. The facility expires on July 31, 1998 and is collateralized by substantially all of the assets of the Company as well as the stock of its subsidiaries. The facility consists of a swing line of credit bearing interest at prime, and revolving credit borrowings which bear interest at LIBOR plus a margin based on the Company's leverage ratio, as defined in the credit agreement as amended, at the time of the borrowing. The facility calls for a commitment fee payable quarterly, in arrears, of 0.25% based on the daily unused portion. The total balance outstanding under this credit facility was $133,055 and $182,000 at September 29, 1996 and December 29, 1996, respectively.

As of September 29, 1996, the Company had $3,055 outstanding under the swing line of credit at the prime rate of 8.25%. There were no outstanding borrowings under the swing line of credit at December 29, 1996. The $182,000 outstanding at December 29,1996 under this facility related to five revolving loans. The Company had $30,000, $60,000 and $52,000 outstanding under these loans at interest rates of 7.31%, 7.14% and 7.06% which reprice on January 2, 1997, February 3, 1997 and May 5, 1997, respectively. The Company has entered into two $20,000 five-year interest rate swap agreements establishing fixed interest rates for the remaining $40,000 of debt outstanding under the credit facility. These agreements are repriced every 90 days and expire in August 2001. The agreements have fixed interest rates plus a margin of 1.0% to 2.0%, based on the Company's leverage ratio on the dates the agreements are priced. The Company's fixed interest rates were 8.34% and 8.16% under these two agreements at December 29, 1996. Subsequent to December 29,1996, these two interest rate swap agreements were repriced at fixed rates of 8.59% and 8.41%. The Company has entered into an additional $40,000 swap agreement effective February 3, 1997 with a fixed interest rate of 8.35%. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company mitigates credit risk by dealing with financially sound U.S. banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

The Company's primary sources of working capital are cash flows from operating activities, equity offerings and borrowings under the above mentioned credit facility. Primary uses of working capital are the funding of operations, capital expenditures and acquisitions.

ACQUISITIONS

Note 8 of the interim condensed consolidated financial statements included elsewhere in this report describes recently announced acquisitions.


               --------------------------------------------------

              [the remainder of this page intentionally left blank]

PART II: OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits
           Exhibit 10.2(t) First Amendment to Credit Agreement and Waiver and Consent dated October 28, 1996 among Citation Corporation and certain of its subsidiaries, NBD Bank as Agent Bank and other syndicate banks
           Exhibit 27 Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format

     (b)   Reports on Form 8-K:

           On November 12, 1996, the Company filed a report on Form 8-K with respect to events occurring on October 29, 1996, to report the acquisition of Interstate Forging Industries, Inc. The following financial statements and pro forma information were filed as a part of the report:

           Financial Statements of business acquired:

                Report of Independent Public Accountants
                Balance Sheets at December 31, 1995 and January 1, 1995
                Statements of Income and Retained Earnings for the years ended
                     December 31, 1995, January 1, 1995 and January 2, 1994
                Statements of Cash Flow for the years ended December 31, 1995,
                     January 1, 1995 and January 2, 1994
                Notes to the Financial Statements

           Pro forma financial information:

                Pro Forma Combined Balance Sheet at June 30, 1996
                Pro Forma Statements of Income for the twelve months ended
                     October 1, 1995 and for the nine months ended
                     June 30, 1996 (unaudited)
                Notes to the Pro Forma Combined Financial Statements (unaudited)


                  --------------------------------------------

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                         CITATION CORPORATION



February 11, 1997              /s/ T. Morris Hackney
                              --------------------------------------------
                              T. MORRIS HACKNEY
                              Chief Executive Officer and Chairman of the Board (Principal Executive Officer)



February 11, 1997              /s/ Frederick F. Sommer
                              --------------------------------------------
                              FREDERICK F. SOMMER
                              President and Chief Operating Officer



February 11, 1997              /s/   R. Conner Warren
                              --------------------------------------------
                              R. CONNER WARREN
                              Executive Vice President of Finance and
                              Administration and Treasurer
                              (Principal Financial Officer)



February 11, 1997              /s/   Thomas W. Burleson
                              --------------------------------------------
                              THOMAS W. BURLESON
                              Vice President-Controller and Assistant Secretary (Principal Accounting Officer)