Form 10-Q
period 1997-03-30
CITATION CORP /AL/
filed 1997-05-08
CIK 924648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 30, 1997
                                                 --------------

                                       or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from              to
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

                    ----------------------------------------

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X        No
                             -----         -----

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

          Class                              Outstanding at May 8, 1997
------------------------------               -----------------------------------
Common Stock, $.01 Par Value                            17,733,040

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

                    Interim Condensed Consolidated Balance Sheets. . . . . . .2

                    Interim Condensed Consolidated Statements of Income. . . .3

                    Interim Condensed Consolidated Statements of Cash Flows. .4

                    Notes to Interim Condensed Consolidated
                    Financial Statements . . . . . . . . . . . . . . . . . . .5

     ITEM 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . . 9

PART II:   OTHER INFORMATION

     ITEM 4:   Submission of Matters to a Vote of Security Holders . . . . . .13

     ITEM 6:   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                          PART I: FINANCIAL INFORMATION

ITEM I:   FINANCIAL STATEMENTS

     The financial statements listed below are included on the following pages of this Report on Form 10-Q:

          Interim Condensed Consolidated Balance Sheets at September 29, 1996 and March 30, 1997 (unaudited).

          Interim Condensed Consolidated Statements of Income (unaudited) for the three months and six months ended March 31, 1996 and March 30, 1997.

          Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 1996 and March 30, 1997.

          Notes to Interim Condensed Consolidated Financial Statements.



                    ----------------------------------------


              [The remainder of this page intentionally left blank]

CITATION CORPORATION AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

                                                    September 29, 1996      March 30, 1997
                                                    ------------------      --------------
ASSETS                                                                        (unaudited)
Current assets:
   Cash and cash equivalents                                $    2,267          $    3,421
   Accounts receivable, net                                     77,931              94,292
   Inventories                                                  39,478              48,120
   Deferred income taxes, prepaid expenses and
      other assets                                              15,683              10,706
                                                            ----------          ----------
         Total current assets                                  135,359             156,539
Property, plant and equipment, net                             199,367             265,443
Other assets                                                    48,831              51,325
                                                            ----------          ----------
                                                            $  383,557          $  473,307
                                                            ----------          ----------
                                                            ----------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Cash overdraft                                           $    8,328          $    3,877
   Current portion of other long-term debt                       2,654               3,069
   Accounts payable                                             33,668              38,426
   Accrued expenses                                             28,205              38,080
                                                            ----------          ----------
         Total current liabilities                              72,855              83,452

Long-term debt, net of current portion                         140,946             193,805
Deferred income taxes and other deferred liabilities            20,437              36,796
                                                            ----------          ----------
         Total liabilities                                     234,238             314,053
                                                            ----------          ----------

Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000,000
      shares authorized, none issued and outstanding                --                  --
   Common stock, $0.01 par value; 30,000,000
      shares authorized, 17,715,540 shares issued
      and outstanding at September 29, 1996, and
      17,727,040 at March 30, 1997                                 177                 177
   Additional paid-in capital                                  107,087             107,159
   Retained earnings                                            42,055              51,918
                                                            ----------          ----------
         Total stockholders' equity                            149,319             159,254
                                                            ----------          ----------
                                                            $  383,557          $  473,307
                                                            ----------          ----------
                                                            ----------          ----------

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except share and per share data)

                                                         For the Three Months Ended                For the Six Months Ended

                                                     March 31, 1996      March 30, 1997      March 31, 1996      March 30, 1997
                                                     --------------      --------------      --------------      --------------
                                                       (unaudited)         (unaudited)         (unaudited)         (unaudited)
Net sales                                             $   120,955          $  170,435          $  212,716          $  310,921

Costs of sales                                             98,610             140,853             174,511             259,213
                                                       ----------          ----------          ----------          ----------

   Gross profit                                            22,345              29,582              38,205              51,708

Selling, general and administrative expenses               11,776              15,290              21,732              28,095
                                                       ----------          ----------          ----------          ----------

   Operating income                                        10,569              14,292              16,473              23,613

Other (income) expenses:

   Interest expense, net                                    1,862               3,836               2,651               7,353

   Other, net                                                (119)                (18)               (218)                 91
                                                       ----------          ----------          ----------          ----------

                                                            1,743               3,818               2,433               7,444
                                                       ----------          ----------          ----------          ----------

Income before provision for income taxes                    8,826              10,474              14,040              16,169

Provision for income taxes                                  3,530               4,085               5,616               6,306
                                                       ----------          ----------          ----------          ----------

Net income                                             $    5,296          $    6,389          $    8,424          $    9,863
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------

Net income per share                                   $     0.30          $     0.36          $     0.48          $     0.56
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------

Weighted average shares outstanding                    17,675,540          17,725,056          17,675,540          17,721,743
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                For the Six Months Ended
                                                        March 31, 1996      March 30, 1997
                                                        --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                       (unaudited)         (unaudited)
   Net income                                               $    8,424          $    9,863
                                                            ----------          ----------
   Adjustments to reconcile net income to net
   cash flows from operating activities:

      Provision for losses on receivables                           65                  38
      Depreciation and amortization                              8,367              14,582
      Changes in operating assets and liabilities,
      net:
         Accounts receivable                                    (2,258)             (4,462)
         Inventories                                            (4,023)               (342)
         Prepaid expenses and other assets                      (2,792)              6,646
         Accounts payable                                       (1,431)             (1,002)
         Accrued expenses and other liabilities                   (278)              5,329
                                                            ----------          ----------
            Total adjustments                                   (2,350)             20,789
                                                            ----------          ----------
            Net cash provided by operating activities            6,074              30,652
                                                            ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment expenditures, net             (14,797)            (17,189)
   Other nonoperating assets                                    (2,399)                 --
   Proceeds from sale of Penn Steel                                 --               9,006
   Cash paid for acquisitions                                  (28,200)            (47,780)
                                                            ----------          ----------
            Net cash used in investing activities              (45,396)            (55,963)
                                                            ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash overdraft                                                   --              (4,224)
   Repayments of acquired debt                                      --             (16,340)
   Change in long-term debt, note payable and
   other financing arrangements, net borrowings                 33,781              46,957

   Other, net                                                     (122)                 72
                                                            ----------          ----------
      Net cash provided by financing activities                 33,659              26,465
                                                            ----------          ----------
      Net (decrease) increase in cash and cash
      equivalents                                               (5,663)              1,154
      Cash and cash equivalents, beginning of period             9,812               2,267
                                                            ----------          ----------
      Cash and cash equivalents, end of period              $    4,149          $    3,421
                                                            ----------          ----------
                                                            ----------          ----------

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share and per share data)


1. The interim condensed consolidated balance sheet at September 29, 1996, has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP). The interim condensed consolidated financial statements at March 30, 1997 and for the three months and the six months ended March 31, 1996 and March 30, 1997 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the 1996 annual report on SEC Form 10-K.

     Recently Issued Accounting Standards. In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company is required to adopt this statement no later than fiscal year 1997. The Company anticipates continuing to account for its stock-based compensation plans in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, as permitted by SFAS No. 123. When this statement becomes applicable, the Company intends to provide the appropriate pro forma net income and net income per share disclosures required by SFAS No. 123.

     In February 1997, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997 and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS 128 to be material.

2.   A summary of inventories is as follows:


                                          September 29,           March 30,
                                              1996                   1997
                                          -------------           ---------

          Raw materials                        $  8,872           $  10,239
          Supplies and containers                 9,817              10,874
          Finished goods                         20,789              27,007
                                              ---------           ---------
                                              $  39,478           $  48,120
                                              ---------           ---------
                                              ---------           ---------

3. Balances of major classes of property, plant and equipment and accumulated depreciation are as follows:

                                          September 29,           March 30,
                                              1996                   1997
                                          -------------           ---------

          Land and improvements               $   7,166           $  10,491
          Buildings                              37,316              48,783
          Plant and equipment                   195,370             246,954
          Office equipment                        9,230              11,723
          Transportation equipment                8,788              10,063
          Construction in progress                8,403              16,255
                                              ---------           ---------
                                                266,273             344,269
          Less accumulated depreciation         (66,906)            (78,826)
                                              ---------           ---------
                                              $ 199,367           $ 265,443
                                              ---------           ---------
                                              ---------           ---------

4.   The Company's other assets consist of the following:

                                          September 29,           March 30,
                                              1996                   1997
                                          -------------           ---------

          Goodwill                            $  45,704           $  47,379
          Consulting and non-competition
             agreements                           1,893               1,570
          Other                                   1,234               2,376
                                              ---------           ---------
                                              $  48,831           $  51,325
                                              ---------           ---------
                                              ---------           ---------

5.   Long-term debt consists of the following:

                                          September 29,           March 30,
                                              1996                   1997
                                          -------------           ---------

          Note payable                        $ 133,055           $ 182,000
          Industrial development bonds            1,085                 985
          Other financing arrangements            9,460              13,889
                                              ---------           ---------
                                                143,600             196,874
          Less current portion of
            long-term debt                        2,654               3,069
                                              ---------           ---------
                                              $ 140,946           $ 193,805
                                              ---------           ---------
                                              ---------           ---------

6. The following unaudited pro forma summary for the six months ended March 31, 1996 combines the results of operations of the Company with the acquisitions of Texas Steel Company ("Texas Steel"), Hi-Tech Corporation ("Hi-Tech"), Southern Aluminum Castings Company ("Southern Aluminum"), Bohn Aluminum Corporation ("Bohn"), Interstate Forging Industries, Inc. ("Interstate"), the sale of Pennsylvania Steel Foundry & Machine Company ("Penn Steel"), and the idling of the steel division operations at Texas Foundries as if the acquisitions, sale and idling had occurred at the beginning of the 1996 fiscal year. For the six months ended March 30, 1997, the pro forma summary presents the results of operations of the Company as if the acquisition of Interstate and the sale of Penn Steel had occurred at the beginning of the 1997 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions, sale and idling been made at the beginning of either fiscal years 1996 or 1997, or of results which may occur in the future.

     Pro forma interim condensed consolidated statements of income are as follows:

                                                   For the Six Months Ended
                                              March 31,           March 30,
                                                 1996                1997
                                              ---------           ---------

     Sales                                    $ 286,074           $ 320,068
     Operating income                            23,806              24,590
     Income before provision for
       income taxes                              17,002              16,693
     Pro forma net income                        10,201              10,183
     Pro forma earnings per common share           0.58                0.58

     Pro forma earnings per share for the six months ending March 31, 1996 and March 30, 1997 is calculated by dividing pro forma net income by the weighted average shares outstanding of 17,675,540 and 17,721,743, respectively.

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

8. Effective October 29, 1996 the Company completed the purchase of the stock of Interstate Forging Industries, Inc. ("Interstate") of Milwaukee, Wisconsin and Navasota, Texas for $47.8 million plus the assumption of approximately $22.7 million of Interstate's debt. In addition, the agreement includes contingent payments equal to five (5) times the amount by which the average annual net earnings of Interstate before interest, income taxes and franchise taxes during the three year period from January 1, 1996 through December 31, 1998 exceeds $10 million computed in accordance with GAAP on a pre-merger basis. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Interstate based on their estimated fair values at the date of acquisition. Operating results of Interstate since October 29, 1996 are included in the Company's condensed consolidated financial statements. Interstate, which produces custom closed die forgings of carbon, alloy, and stainless steel, has approximately 500 employees and had annual sales for the years ended December 31, 1995 and December 29, 1996 of approximately $83.4 million and $103.7 million, respectively. The estimated fair values of assets acquired and liabilities assumed are as follows:

          Accounts receivable                                     $  15,161
          Inventories                                                12,946
          Property, plant and equipment                              70,369
          Other assets                                                3,014
          Accounts payable and accrued expenses                     (16,878)
          Deferred income taxes                                     (14,175)
          Long-term debt                                            (22,657)
                                                                  ----------

               Purchase Price                                     $  47,780
                                                                  ---------
                                                                  ---------



                    ----------------------------------------

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying interim condensed consolidated balance sheets and statements of income.

FORWARD LOOKING STATEMENTS. The statements in this Form 10-Q that are not historical fact are forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

QUARTER ENDED MARCH 30, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996

SALES. Sales increased 40.9%, or $49.4 million, to $170.4 million for the three months ended March 30, 1997 from $121.0 million in the comparable prior year period. The increase was attributable to fiscal year 1996 and 1997 acquisitions. Sales at Hi-Tech, Southern Aluminum, Bohn Aluminum, and Interstate
(collectively the "Acquisitions") in the fiscal 1997 second quarter were approximately $54.4 million. Sales from the Company's existing foundry operations in the 1997 second quarter increased approximately 3.7% or $4.2 million as compared to the same quarter last year. Sales from the Acquisitions were partially offset by the sale of Penn Steel during the first quarter of fiscal 1997 and the idling of the Texas Foundries steel division ("TF Steel") during the last quarter of fiscal 1996. The total sales of Penn Steel and TF Steel that were included in the second fiscal quarter of 1996 were approximately $9.0 million. Tons shipped increased 14.7% or 8,900 tons, to 69,300 tons for the three months ended March 30, 1997 from 60,400 tons in the comparable prior year period.

GROSS PROFIT. Gross profit increased 32.4%, or $7.3 million, to $29.6 million in the 1997 second quarter from $22.3 million in the comparable 1996 period. Gross margin decreased to 17.4% in the 1997 second quarter from 18.5% in the 1996 second quarter. The overall decrease was due primarily to the integration of the Acquisitions. The gross margin for the Acquisitions included in the second quarter of fiscal 1997 was approximately 14.8%. The gross margin from existing units decreased to 18.6% in the 1997 second quarter from 19.0% in the comparable prior year period. Penn Steel and TF Steel had a combined gross margin of 11.2% in the second fiscal quarter of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased 29.9%, or $3.5 million, to $15.3 million in the 1997 second quarter from $11.8 million in the 1996 second quarter. SG&A costs attributable to the Acquisitions were $5.1 million. SG&A costs at existing Company operations decreased approximately $635 thousand. SG&A costs included in the second fiscal quarter of 1996 related to Penn Steel and TF Steel were approximately $920 thousand. As a percentage of sales, SG&A expenses decreased to 9.0% in the 1997 second quarter from 9.7% in the 1996 second quarter.

OPERATING INCOME. Operating income increased 35.2%, or $3.7 million, to $14.3 million for the 1997 second quarter from $10.6 million for the comparable 1996 quarter. Operating margin decreased to 8.4% in the 1997 second quarter from 8.7% in the 1996 second quarter.

INTEREST EXPENSE. Interest expense increased to $3.8 million in the 1997 second quarter from $1.9 million in the 1996 second quarter. This increase is primarily attributable to higher average outstanding debt balances as a result of completing five acquisitions during the second and third quarters of 1996 and the first quarter of 1997. The purchase price plus assumed debt of the Acquisitions totalled approximately $142.3 million. Capitalized interest for the second fiscal quarters of 1997 and 1996 was approximately $26 thousand and $73 thousand, respectively.

SIX MONTHS ENDED MARCH 30, 1997 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1996

SALES. Sales increased 46.2%, or $98.2 million, to $310.9 million for the six months ended March 30, 1997 from $212.7 million in the comparable prior year period. The increase was attributable to fiscal year 1996 and 1997 acquisitions. Sales at Texas Steel, Hi Tech, Southern Aluminum, Bohn Aluminum and Interstate Forging (collectively the "Acquisitions") in the first six months of fiscal 1997 were approximately $111.4 million. Sales from the Company's existing foundry operations in the first six months of 1997 were up approximately $2.8 million as compared to the same period last year. Sales from the Acquisitions were partially offset by the sale of Penn Steel during the first quarter of fiscal 1997 and the idling of TF Steel during the last quarter of fiscal 1996. The total sales of Penn Steel and TF Steel that were included in the first six months of 1996 were approximately $16.0 million.

GROSS PROFIT. Gross profit increased 35.3%, or $13.5 million, to $51.7 million for the six months ended March 30, 1997 from $38.2 million in the comparable 1996 period. Gross margin decreased to 16.6% in the first half of fiscal 1997 from 18.0% in the comparable 1996 period. This decrease was due primarily to the integration of the Acquisitions. The gross margin for the Acquisitions included in the first half of fiscal 1997 was approximately 13.3%. The gross margin from existing units decreased to 18.5% in the first half of fiscal 1997 from 19.0% in the comparable prior year period. Penn Steel and TF Steel had a combined gross margin of 5.6% in the first half of fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased 29.3%, or $6.4 million, to $28.1 million for the six months ended March 30, 1997 from $21.7 million in the first six months of 1996. SG&A costs attributable to the Acquisitions were $8.9 million. SG&A costs at existing Company operations were down approximately $830 thousand. SG&A costs included in the first six months of fiscal 1996 related to Penn Steel and TF Steel were approximately $1.7 million. As a percentage of sales, SG&A expenses decreased to 9.0% in the first six months of 1997 from 10.2% in the comparable 1996 period.

OPERATING INCOME. Operating income increased 43.3%, or $7.1 million, to $23.6 million for the first six months of fiscal 1997 from $16.5 million in the comparable 1996 period. Operating margin decreased to 7.6% in the first six months of fiscal 1997 from 7.7% in the comparable 1996 period.

INTEREST EXPENSE. Interest expense increased to $7.4 million in the first six months of fiscal 1997 from $2.7 million in the comparable 1996 period. This increase is primarily attributable to higher average outstanding debt balances as a result of completing five acquisitions during the second and third quarters of 1996 and the first quarter of 1997. The purchase price plus assumed debt of the Acquisitions totalled approximately $142.3 million. Capitalized interest for the six months ended March 30, 1997 and March 30, 1996 was approximately $26 thousand and $453 thousand, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On July 1, 1996, the Company executed a new primary credit facility with a consortium of banks, led by the National Bank of Detroit (NBD), to borrow up to $230 million to be used for working capital purposes and to fund future acquisitions. The facility expires on July 31, 1998 and is collateralized by substantially all of the assets of the Company as well as the stock of its subsidiaries. The facility consists of a swing line of credit bearing interest at prime and revolving credit borrowings which bear interest at LIBOR plus a margin based on the Company's leverage ratio, as defined in the credit agreement as amended, at the time of the borrowing. The facility calls for a commitment fee payable quarterly, in arrears, of 0.25% based on the daily unused portion. The total balance outstanding under this credit facility was $133.1 and $182 million at September 29, 1996 and March 30, 1997, respectively.

As of September 29, 1996, the Company had $3.1 million outstanding under the swing line of credit at the prime rate of 8.25%. There were no outstanding borrowings under the swing line of credit at March 30, 1997. The $182 million outstanding at March 30, 1997 under this facility related to seven revolving loans. The Company had $5, $52, $25, and $20 million outstanding under these loans at interest rates of 6.94%, 7.06%, 7.10% and 7.19% which reprice on April 3, 1997, May 5, 1997, July 2, 1997 and August 4, 1997, respectively. The Company has entered into two $20 million and one $40 million five-year interest rate swap agreements establishing fixed interest rates for the remaining $80 million of debt outstanding under the credit facility. These agreements are repriced every 90 days and expire in August 2001 and February 2002. These agreements have fixed interest rates plus a margin of 1.0% to 2.0%, based on the Company's leverage ratio on the dates the agreements are priced. The Company's fixed interest rates were 8.59% and 8.41% on the two $20 million swap agreements and 8.35% on the $40 million swap agreement at March 30, 1997. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company mitigates credit risk by dealing with financially sound U.S. banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

The Company's primary sources of working capital are cash flows from operating activities, equity offerings and borrowings under the above mentioned credit facility. Primary uses of working capital are the funding of operations, capital expenditures and acquisitions.

ACQUISITIONS

Notes 7 and 8 of the interim condensed consolidated financial statements included elsewhere in this report describes the recent acquisition of Interstate Forging and the sale of Penn Steel.






                    ----------------------------------------




              [the remainder of this page intentionally left blank]

                           PART II: OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Registrant's regular Annual Meeting of Shareholders was held on February 18, 1997. Proxies for the annual meeting were solicitated pursuant to Regulation 14 under the Act.

          (b) There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement, and all such nominees were elected.

          (c) At the annual meeting, the matters considered and voted upon (other than procedural matters and ratification of auditors) and the number of votes cast are as follows:

               (i)  Election of directors:

                         Name                     For               Against

                    T. Morris Hackney             14,381,863         53,633
                    Frederick F. Sommer           14,379,171         56,325
                    R. Conner Warren              14,380,771         54,725
                    Hugh G. Weeks                 14,381,071         54,425
                    A. Derrill Crowe              14,381,091         54,405
                    Franklyn Esenberg             14,382,491         53,005
                    William W. Featheringill      14,382,491         53,005
                    Frank B. Kelso, II            14,381,791         53,705
                    Van L. Richey                 14,381,791         53,705

               (ii) Proposal to authorize additional shares for issuance under the Company's Incentive Award Plan.

                         For                 Against             Abstentions
                         13,100,578          830,639             41,343

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Exhibit 10.2(u) Amendment to Credit Agreement and Other Loan Documents dated as of April 2, 1997

          Exhibit 27 Financial Data Schedule, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

               There were no reports on Form 8-K filed during the quarter ended March 30, 1997.





                    ----------------------------------------

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                              CITATION CORPORATION



May 8, 1997                  /s/ T. Morris Hackney
                                   ---------------------------------------------
                                   T. MORRIS HACKNEY
                                   Chief Executive Officer and Chairman of the
                                   Board (Principal Executive Officer)


May 8, 1997                   /s/ Frederick F. Sommer
                                   ---------------------------------------------
                                   FREDERICK F. SOMMER
                                   President and Chief Operating Officer


May 8, 1997                   /s/   R. Conner Warren
                                   ---------------------------------------------
                                   R. CONNER WARREN
                                   Executive Vice President of Finance and
                                   Administration and Treasurer
                                   (Principal Financial Officer)


May 8, 1997                    /s/   Thomas W. Burleson
                                   ---------------------------------------------
                                   THOMAS W. BURLESON
                                   Vice President-Controller and Assistant
                                   Secretary (Principal Accounting Officer)