Form 10-Q
period 1997-06-29
CITATION CORP /AL/
filed 1997-08-11
CIK 924648

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934
                 For the quarterly period ended June 29, 1997
                                                --------------

                                      or

  [_]  Transition report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934
          For the transition period from ____________ to ____________

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

                     -----------------------------------

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X         No _______
                             --------

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

        Class                                  Outstanding at August 8, 1997
----------------------------                   -----------------------------
Common Stock, $.01 Par Value                           17,750,100

                                     INDEX

                                                                                                                  Page No.
                                                                                                                  --------
PART I:    FINANCIAL INFORMATION

     ITEM 1:   Financial Statements...................................................................................   1

                    Interim Condensed Consolidated Balance Sheets.....................................................   2

                    Interim Condensed Consolidated Statements of Income...............................................   3

                    Interim Condensed Consolidated Statements of Cash Flows...........................................   4

                    Notes to Interim Condensed Consolidated Financial
                     Statements.......................................................................................   5

     ITEM 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................................................................   9

PART II:  OTHER INFORMATION

          ITEM 6:   Exhibits and Reports on Form 8-K..................................................................  12

          SIGNATURES..................................................................................................  13

          EXHIBITS:
               Exhibit 10.2(v) - Amended and Restated Credit Agreement dated as of July 24, 1997

               Exhibit 27 - Financial Data Schedule

                         PART I: FINANCIAL INFORMATION

ITEM I:   FINANCIAL STATEMENTS

     The financial statements listed below are included on the following pages of this Report on Form 10-Q (Unaudited):

          Interim Condensed Consolidated Balance Sheets at September 29, 1996 and June 29, 1997.

          Interim Condensed Consolidated Statements of Income for the three months and nine months ended June 30, 1996 and June 29, 1997.

          Interim Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1996 and June 29, 1997.

          Notes to Interim Condensed Consolidated Financial Statements.



                   __________________________________________


             [The remainder of this page intentionally left blank]

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)


                                                            September 29,1996  June 29, 1997
                                                            -----------------  --------------
ASSETS                                                                          (unaudited)
Current assets:
     Cash and cash equivalents                                       $  2,267       $  3,105
     Accounts receivable, net                                          77,931         98,120
     Inventories                                                       39,478         47,257
     Deferred income taxes, prepaid expenses and
          other assets                                                 15,683         11,313
                                                                     --------       --------
           Total current assets                                       135,359        159,795
Property, plant and equipment, net                                    199,367        276,887
Other assets                                                           48,831         50,363
                                                                     --------       --------
                                                                     $383,557       $487,045
                                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Cash overdraft                                                  $  8,328       $    430
     Current portion of long-term debt                                  2,654          3,090
     Accounts payable                                                  33,668         39,864
     Accrued expenses                                                  28,205         48,568
                                                                     --------       --------
           Total current liabilities                                   72,855         91,952

Long-term debt, net of current portion                                140,946        188,024
Deferred income taxes and other deferred liabilities                   20,437         40,015
                                                                     --------       --------
          Total liabilities                                           234,238        319,991
                                                                     --------       --------

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000
          shares authorized, none issued and outstanding                   --             --
     Common stock, $0.01 par value; 30,000,000
          shares authorized, 17,715,540 shares issued
          and outstanding at September 29, 1996, and
          17,749,600 at June 29, 1997                                     177            177
     Additional paid-in capital                                       107,087        107,154
     Retained earnings                                                 42,055         59,723
                                                                     --------       --------
          Total stockholders' equity                                  149,319        167,054
                                                                     --------       --------
                                                                     $383,557       $487,045
                                                                     ========       ========

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except share and per share data)


                                                     For the Three                 For the Nine
                                                     Months Ended                  Months Ended

                                            June 30, 1996   June 29, 1997   June 30, 1996   June 29, 1997
                                            --------------  --------------  --------------  --------------
                                             (unaudited)     (unaudited)     (unaudited)     (unaudited)
Net sales                                     $   143,420     $   177,858     $   356,136     $   488,779
Cost of sales                                     117,167         145,637         291,678         404,850
                                              -----------     -----------     -----------     -----------
     Gross profit                                  26,253          32,221          64,458          83,929
Selling, general and administrative
     expenses                                      12,326          15,648          34,059          43,743
                                              -----------     -----------     -----------     -----------
     Operating income                              13,927          16,573          30,399          40,186
Other (income) expenses:
     Interest expense, net                          2,559           3,778           5,210          11,131
     Other, net                                     (141)              --            (358)             91
                                              -----------     -----------     -----------     -----------
                                                    2,418           3,778           4,852          11,222
                                              -----------     -----------     -----------     -----------
Income before provision for income taxes           11,509          12,795          25,547          28,964
Provision for income taxes                          4,604           4,990          10,219          11,296
                                              -----------      ----------     -----------     -----------
Net income                                    $     6,905     $     7,805     $    15,328     $    17,668
                                              ===========     ===========     ===========     ===========
Net income per share                          $      0.39     $      0.44     $      0.87     $      1.00
                                              ===========     ===========     ===========     ===========
Weighted average shares outstanding            17,699,331      17,734,427      17,686,639      17,725,929
                                              ===========     ===========     ===========     ===========

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                                    For the Nine Months Ended
                                                                                  June 30, 1996   June 29, 1997
                                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                               (unaudited)    (unaudited)
 Net income                                                                            $ 15,328       $ 17,668
                                                                                       --------       --------
 Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for losses on receivables                                                     208             84
    Depreciation and amortization                                                        14,394         22,620
    Changes in operating assets and liabilities, net:
      Accounts receivable                                                               (10,467)        (8,336)
      Inventories                                                                        (5,765)           521
      Prepaid expenses and other assets                                                  (1,785)         6,179
      Accounts payable                                                                    1,697            436
      Accrued expenses and other liabilities                                              4,603         12,869
                                                                                       --------       --------
        Total adjustments                                                                 2,885         34,373
                                                                                       --------       --------
        Net cash provided by operating activities                                        18,213         52,041
                                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment expenditures - net                                     (22,662)       (27,448)
   Other nonoperating assets, net                                                        (2,699)            --
   Proceeds from sale of Penn Steel                                                          --          9,006
   Cash paid for acquisitions                                                           (36,450)       (50,014)
                                                                                       --------       --------
            Net cash used in investing activities                                       (61,811)       (68,456)
                                                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash overdraft                                                                             --         (7,671)
  Repayments of acquired debt                                                                --        (16,340)
  Change in long-term debt, note payable and other financing arrangements, net           35,267         41,197
  Other, net                                                                                119             67
                                                                                       --------       --------
     Net cash provided by financing activities                                           35,386         17,253
                                                                                       --------       --------

     Net (decrease) increase in cash and cash equivalents                                (8,212)           838
     Cash and cash equivalents, beginning of period                                       9,812          2,267
                                                                                       --------       --------
     Cash and cash equivalents, end of period                                          $  1,600       $  3,105
                                                                                       ========       ========

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
NOTES TO INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share and per share data)


1. The interim condensed consolidated balance sheet of Citation Corporation (the "Company") at September 29, 1996 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP). The interim condensed consolidated financial statements at June 29, 1997 and for the three months and the nine months ended June 29, 1997 and June 30, 1996 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the 1996 annual report on SEC Form 10-K.

     Recently Issued Accounting Standards. In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt this statement no later than fiscal year 1997. The Company anticipates continuing to account for its stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. When this statement becomes applicable, the Company intends to provide the appropriate pro forma net income and net income per share disclosures required by SFAS No. 123.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997 and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of income and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS 128 to be material.

2.   A summary of inventories is as follows:

                                     September 29,      June 29,
                                         1996            1997
                                     -------------      --------
          Raw materials                    $ 8,872       $ 9,337
          Supplies and containers            9,817        11,132
          Finished goods                    20,789        26,788
                                           -------       -------
                                           $39,478       $47,257
                                           =======       =======

3. Balances of major classes of property, plant and equipment and accumulated depreciation are as follows:

                                     September 29,      June 29,
                                        1996             1997
                                     -------------      --------
          Land and improvements            $ 7,166      $ 10,369
          Buildings                         37,316        48,885
          Plant and equipment              195,370       260,059
          Office equipment                   9,230        11,873
          Transportation equipment           8,788        10,149
          Construction in progress           8,403        21,064
                                          --------      --------
                                           266,273       362,399
          Less accumulated depreciation    (66,906)      (85,512)
                                          --------      --------
                                          $199,367      $276,887
                                          ========      ========

4.   The Company's other assets consist of the following:

                                     September 29,      June 29,
                                         1996            1997
                                     -------------      --------
          Goodwill                        $ 45,704      $ 46,776
          Consulting and non-competition
                agreements                   1,893         1,391
          Other                              1,234         2,196
                                          --------      --------
                                          $ 48,831      $ 50,363
                                          ========      ========

5.   Long term debt consists of the following:

                                     September 29,      June 29,
                                       1996              1997
                                     -------------      --------
          Note payable                   $ 133,055     $ 177,000
          Industrial development bonds       1,085           951
          Other financing arrangements       9,460        13,163
                                          --------      --------
                                           143,600       191,114
          Less current portion of
          long-term debt                     2,654         3,090
                                          --------      --------
                                         $ 140,946     $ 188,024
                                         =========     =========

6. The following unaudited pro forma summary for the nine months ended June 30, 1996 combines the results of operations of the Company with the acquisitions of Texas Steel Company ("Texas Steel"), Hi-Tech Corporation ("Hi-Tech"), Southern Aluminum Castings Company ("Southern Aluminum") and Bohn Aluminum Corporation ("Bohn"), Interstate Forging Industries, Inc. ("Interstate"), the sale of Pennsylvania Steel Foundry & Machine Company ("Penn Steel"), and the idling of the steel division operations at Texas Foundries ("TF Steel") as if the acquisitions, sale and idling had occurred at the beginning of the 1996 fiscal year. For the nine months ended June 29, 1997, the pro forma summary presents the results of operations of the Company as if the acquisitions of Interstate and the sale of Penn Steel had occurred at the beginning of the 1997 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions, sale and idling been made at the beginning of either fiscal years 1996 or 1997, or of results which may occur in the future.

     Pro forma interim condensed consolidated statements of income are as follows:

                                                             Nine Months Ended
                                                      ---------------------------------
                                                      June 30, 1996       June 29, 1997
                                                      -------------       -------------
          Sales                                       $     446,732       $     497,926
          Operating income                            $      38,466       $      41,162
          Income before provision for income taxes    $      28,046       $      29,488
          Pro forma net income                        $      16,828       $      17,987
          Pro forma earnings per common share         $        0.95       $        1.01

     Pro forma earnings per share for the nine months ended June 30, 1996 and June 29, 1997 is calculated by dividing pro forma net income by the weighted average shares outstanding of 17,686,639 and 17,725,929, respectively.

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

8. Effective October 29, 1996 the Company completed the purchase of the stock of Interstate Forging Industries, Inc. ("Interstate") of Milwaukee, Wisconsin and Navasota, Texas for $47.8 million plus the assumption of approximately $22.7 million of Interstate's debt. In addition, the agreement includes contingent payments equal to five (5) times the amount by which the average annual net earnings of Interstate before interest, income taxes and franchise taxes during the three year period from January 1, 1996 through December 31, 1998 exceeds $10 million computed in accordance with GAAP on a pre-merger basis. Through June 29, 1997, the Company has made contingent payments to the former Interstate shareholders of approximately $2.2 million. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Interstate based on their estimated fair values at the date of acquisition. Operating results of Interstate since October 29, 1996 are included in the Company's condensed consolidated financial statements. Interstate, which produces custom closed die forgings of carbon, alloy, and stainless steel, has approximately 500 employees and had annual sales for the years ended December 31, 1995 and December 29, 1996 of approximately $83.4 million and $103.7 million, respectively. The estimated fair values of assets acquired and liabilities assumed are as follows:

                  Accounts receivable                     $ 15,161
                  Inventories                               12,946
                  Property, plant and equipment             78,770
                  Other assets                               3,014
                  Accounts payable and accrued expenses    (19,378)
                  Deferred income taxes                    (17,536)
                  Long-term debt                           (22,657)
                                                          --------
                       Purchase Price                     $ 50,320
                                                          ========

                      __________________________________

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

QUARTER ENDED JUNE 29, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996

Sales. Sales increased 24.0%, or $34.5 million, to $177.9 million for the three months ended June 29, 1997 from $143.4 million in the comparable prior year period. The increase was primarily attributable to the acquisition of Interstate, which represented $29.6 million of the increase, while sales from the Company's existing foundry and machining operations increased approximately 10.3% or $13.9 million. The above increases were partially offset by the sale of Penn Steel during the first fiscal quarter of 1997 and the idling of TF Steel during the last quarter of fiscal 1996. The total sales of Penn Steel and TF Steel that were included in the third fiscal quarter of 1996 were approximately $9.0 million. Tons shipped increased 24.6% or 15,000 tons, to 76,000 tons for the three months ended June 29, 1997 from 61,000 tons in the comparable prior year quarter.

Gross Profit. Gross profit increased 22.8%, or $6.0 million, to $32.2 million in the 1997 third fiscal quarter from $26.2 million in the comparable prior year quarter. The overall gross margin decreased slightly to 18.1% in the 1997 third fiscal quarter from 18.3% in the comparable prior year quarter. The gross margin from existing units decreased to 18.0% in the 1997 third fiscal quarter from 18.7% in the comparable prior year quarter. Penn Steel and TF Steel had a combined gross margin of 12.2% in the third fiscal quarter of 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SGA") increased 27.0%, or $3.3 million, to $15.6 million in the 1997 third fiscal quarter from $12.3 million in the comparable prior year quarter. SGA costs at existing Company operations increased approximately 14.6%, or $1.7 million. SGA costs included in the third fiscal quarter of 1996 related to Penn Steel and TF Steel were approximately $725 thousand. As a percentage of sales, overall SGA expenses increased to 8.8% in the 1997 third fiscal quarter from 8.6% in the comparable prior year quarter.

Operating Income. Operating income increased 19.0%, or $2.6 million, to $16.5 million for the 1997 third fiscal quarter from $13.9 million for the comparable prior year quarter. The overall operating margin decreased to 9.3% in the 1997 third fiscal quarter from 9.7% in the comparable prior year quarter. The operating margin of existing Company operations decreased to 9.0% in the 1997 third fiscal quarter from 10.0% in the comparable prior year quarter.

Interest Expense. Interest expense increased to $3.8 million in the 1997 third fiscal quarter from $2.6 million in the comparable prior year quarter. This increase is primarily attributable to higher average outstanding debt balances relating to the acquisition of Interstate during the first quarter of fiscal 1997. The purchase price plus assumed debt of Interstate totalled approximately $72.7 million. Capitalized interest for the 1997 third fiscal quarter was approximately $70 thousand. There was no capitalized interest during the 1996 third fiscal quarter.

NINE MONTHS ENDED JUNE 29, 1997 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1996

Sales. Sales increased 37.3%, or $132.7 million, to $488.8 million for the nine months ended June 29, 1997, from $356.1 million in the comparable prior year period. The increase was primarily attributable to fiscal year 1996 and 1997 acquisitions. Sales at Texas Steel, Hi-Tech, Southern Aluminum, Bohn Aluminum and Interstate (collectively the "Acquisitions") in the first nine months of fiscal 1997 were approximately $141.0 million. Sales from the Company's existing foundry operations in the first nine months of fiscal 1997 were up approximately 5.0%, or $16.7 million. The above increases were partially offset by the sale of Penn Steel during the first fiscal quarter of 1997 and the idling of TF Steel during the last quarter of fiscal 1996. The total sales of Penn Steel and TF Steel that were included in the first nine months of fiscal 1996 were approximately $25.0 million. Tons shipped increased 22.9% or 39,000 tons, to 209,000 tons for the nine months ended June 29, 1997 from 170,000 tons in the comparable prior year period.

Gross Profit. Gross profit increased 30.2%, or $19.5 million, to $83.9 million for the nine months ended June 29, 1997 from $64.4 million in the comparable prior year period. The overall gross margin decreased to 17.2% for the first nine months of fiscal 1997 from 18.1% in the comparable prior year period. This decrease was due primarily to the integration of the Acquisitions. The gross margin for the Acquisitions included in the first nine months of fiscal 1997 was approximately 14.4%. The gross margin from existing units decreased to 18.3% during the first nine months of fiscal 1997 from 18.9% in the comparable prior
year period.   Penn Steel and TF Steel had a combined gross margin of 8.0%
during the first nine months of fiscal 1996.

Selling, General and Administrative Expenses. SGA increased 28.4%, or $9.7 million, to $43.7 million for the nine months ended June 29, 1997 from $34.0 million in the comparable prior year period. SGA costs attributable to the Acquisitions were $11.2 million, and SGA costs at existing Company operations increased approximately 2.8%, or $0.9 million. SGA costs included in the first nine months of fiscal 1996 related to Penn Steel and TF Steel were approximately $2.4 million. As a percentage of sales, overall SGA expenses decreased to 9.0% in the first nine months of fiscal 1997 from 9.6% in the comparable prior year period.

Operating Income. Operating income increased 32.2%, or $9.8 million, to $40.2 million for the nine months ended June 29, 1997 from $30.4 million for the comparable prior year period. The overall operating margin decreased to 8.2% for the first nine months of fiscal 1997 from 8.5% in the comparable prior year period. The decrease is primarily due to the integration of fiscal year 1996 and 1997 Acquisitions, which had an operating margin of approximately 6.5%. The operating margin of existing Company operations decreased slightly to 8.9% for the first nine months of fiscal 1997 from 9.3% in the comparable prior year period.

Interest Expense. Interest expense increased to $11.1 million in the first nine months of fiscal 1997 from $5.2 million in the comparable prior year period. This increase is primarily attributable to high average outstanding debt balances as a result of completing five acquisitions during the second and third quarters of fiscal 1996 and the first quarter of fiscal 1997. The purchase price plus assumed debt of the Acquisitions totalled approximately $144.5 million. Capitalized interest for the nine months ended June 29, 1997 and June 30, 1996 was approximately $96 thousand and $453 thousand, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On July 1, 1996, the Company executed a new primary credit facility with a consortium of banks, led by the National Bank of Detroit ("NBD Bank"), to borrow up to $230 million to be used for working capital purposes and to fund future acquisitions. The facility expires on July 31, 1998 and is collateralized by substantially all of the assets of the Company as well as the stock of its subsidiaries. The facility consists of a swing line of credit bearing interest at prime and revolving credit borrowings which bear interest at LIBOR plus a margin based on the Company's leverage ratio, as defined in the credit agreement as amended, at the time of the borrowing. The facility calls for a commitment fee payable quarterly, in arrears, of 0.25% based on the daily unused portion. The total balance outstanding under this credit facility was $133.1 and $177 million at September 29, 1996 and June 29, 1997, respectively.

As of September 29, 1996, the Company had $3.1 million outstanding under the swing line of credit at the prime rate of 8.25%. There were no outstanding borrowings under the swing line of credit at June 29, 1997. The $177 million outstanding at June 29, 1997 under this facility related to six revolving loans. The Company had $25, $20 and $52 million outstanding under these loans at interest rates of 7.10%, 7.19%, and 7.50% which reprice on July 2, 1997, August 4, 1997 and November 5, 1997, respectively. The Company has entered into one $40 million and two $20 million five-year interest rate swap agreements establishing fixed interest rates for the remaining $80 million of debt outstanding under the credit facility. These agreements are repriced every 90 days and expire between August 2001 and February 2002. These agreements have fixed rates plus a margin of 1.0% to 2.0%, based on the Company's leverage ratio on the dates the agreements are priced. The Company's fixed interest rates were 8.54% and 8.36% on the two $20,000 swap agreements and 8.30% on the $40,000 swap agreement at June 29, 1997. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company mitigates credit risk by dealing with financially sound U.S. banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

After the end of the 1997 third quarter, effective July 24, 1997, the Company's credit facility was increased from $230 million to $300 million to be used for working capital purposes and to fund future acquisitions. Several new banks were added to the lending group. Under the amended facility, the Company can borrow at interest rates from LIBOR plus .5% to LIBOR plus 1.375% based upon the Company's ratios of debt to its cash flow, measured by earnings before interest and taxes plus depreciation and amortization. Effective July 24, 1997, the Company was able to borrow at LIBOR plus 1%. The facility expires on July 24, 2000 and is collateralized by substantially all of the assets of the Company as well as the stock of its subsidiaries.

The Company's primary sources of working capital are cash flows from operating activities, equity offerings and borrowings under the above mentioned credit facility. Primary uses of working capital are the funding of operations, capital expenditures and acquisitions.

ACQUISITIONS

Notes 7 and 8 of the interim condensed consolidated financial statements included elsewhere in this report describe the recent acquisition of Interstate Forging and the sale of Penn Steel.


                          PART II: OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Exhibit 10.2(v) Amended and Restated Credit Agreement dated as of July 24, 1997

          Exhibit 27 -        Financial Data Schedule, submitted to the
                              Securities and Exchange Commission in
                              electronic format

     (b)  Reports on Form 8-K:

          There were no Reports on Form 8-K filed during the quarter ended June 29, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                         CITATION CORPORATION



August 6, 1997                  /s/ T. Morris Hackney
                               ------------------------------------------------
                               T. MORRIS HACKNEY
                               Chief Executive Officer and Chairman of the Board (Principal Executive Officer)



August 6, 1997                 /s/ Frederick F. Sommer
                               -----------------------------------------------
                               FREDERICK F. SOMMER
                               President and Chief Operating Officer



August 6, 1997                 /s/   R. Conner Warren
                               -----------------------------------------------
                               R. CONNER WARREN
                               Executive Vice President of Finance and
                               Administration and Treasurer
                               (Principal Financial Officer)



August 6, 1997                 /s/   Thomas W. Burleson
                               ----------------------------------------------
                               THOMAS W. BURLESON
                               Vice President-Controller and Assistant Secretary
                               (Principal Accounting Officer)