Form 10-K405
period 1997-09-28
CITATION CORP /AL/
filed 1997-12-24
CIK 924648

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(Mark One)

  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                      OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                          THE SECURITIES ACT OF 1934

For the fiscal year ended September 28, 1997         Commission File No. 0-24492

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  Name of each exchange
               Title of each class                 on which registered
               -------------------              ------------------------
                       None                               None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate whether the registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

               Yes    X                         No ________
                   --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $162,767,163 as of December 15, 1997 based on the NASDAQ National Market System closing price on that date.

As of December 15, 1997 there were 17,782,600 shares of the registrant's Common Stock, $.01 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 17, 1998 are incorporated by reference into
Part III of this Form 10-K.

                               TABLE OF CONTENTS

       Item No.                                                        Page No.
       --------                                                        --------
PART I
     1.   Business....................................................        3
     2.   Properties..................................................       18
     3.   Legal Proceedings...........................................       18
     4.   Submission of Matters to a Vote of Security Holders.........       19
          Executive Officers..........................................       19

PART II
     5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................       20
     6.   Selected Financial Data.....................................       21
     7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................       23
     8.   Financial Statements........................................       31
     9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................       60

PART III
     10.  Directors and Executive Officers of the
          Registrant..................................................        *
     11.  Executive Compensation......................................        *
     12.  Security Ownership of Certain Beneficial
          Owners and Management.......................................        *
     13.  Certain Relationships and Related Transactions..............        *

PART IV
     14.  Exhibits, Financial Statement schedules, and
          Reports on Form 8-K.........................................       61

SIGNATURES............................................................       63

* Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 17, 1998 are incorporated by reference in
Part III of this Form 10-K.

                              CITATION CORPORATION

                                     PART I

ITEM 1:   BUSINESS

     Citation Corporation is a manufacturer of cast, forged and machined components for the capital and durable goods industries. At its 20 operations in nine states, its approximately 6,000 employees produce aluminum, iron and steel castings, steel forgings and machined and assembled components for automobiles, light, medium and heavy trucks, off-highway construction equipment, agricultural equipment, pumps, compressors and industrial valves, machine tools, aircraft and other durable goods. The Company's stock is traded on the Nasdaq National Market under the symbol "CAST."

BUSINESS CONDITIONS

     Within its markets, Citation identifies the following trends;

     Outsourcing.  Many of Citation's current and potential customers are large
     ------------
original equipment manufacturers (OEM's) including Caterpillar Inc., Ford Motor, General Motors, Freightliner and other large multi-national corporations.

     In the past, many large OEM's were integrated manufacturers with large component manufacturing capability in-house. Today, many of these same companies see their component operations as liabilities that are less cost effective than independent suppliers and require significant capital and management attention to maintain. This applies to captive foundries and forge shops that the OEM's have operated and, in some cases, continue to operate today.

     Leading Edge Reports, a market research firm which prepared the 1996 market study, "Foundry Products and Markets," has estimated that the captive share of foundry shipments has dropped from approximately 29 percent in 1987 to less than 18 percent by 1996. During the same period, however, the independent share has risen from approximately 71 percent to slightly more than 82 percent.

     Citation believes that outsourcing is beneficial to its customers because the Company provides a broad range of components and services to its customers and is growing through acquiring other companies and adding internal capacity. Further, Citation is one of the largest suppliers of its type and is, therefore, capable of handling the requirements of major corporations wishing to outsource castings or forgings.

     Supplier Consolidation.   Many OEM's, including those in markets served by
     -----------------------
Citation, are working to consolidate their supplier base. Supplier consolidation is attractive to these companies because it is more efficient to deal with a smaller, but better equipped group of suppliers.

Consolidation also allows them to practice a partnership process with vendors.

     In a partnership process, vendors are invited to participate in the product development stage, which helps the customer reduce new product development costs. For the vendor, it offers the attractiveness of better understanding the customer goals and the ability to design long term agreements acceptable to both parties. Supplier consolidation thus reduces costs to the customers and improves the efficiency of the purchasing process.

     Citation supports customers who wish to consolidate suppliers by providing engineering and design services through its Automotive Sales and Engineering Division located in Southfield, Michigan and through its individual forge and foundry locations. Citation offers other value-added services as appropriate. As a large, diverse, and financially healthy corporation, Citation believes supplier consolidation is a positive trend.

     Foundry/Forge Shop Closings.  Both foundry and forge industries, while
     ----------------------------
collectively very large in total U.S. shipments (approximately $22.8 billion in 1996), are composed of a multitude of very fragmented companies, many of which are regional businesses with focus on a single market and/or product. While there are a number of larger companies in the industry, a relatively small number have revenues exceeding $100 million and most are smaller than $50 million.

     Further, the foundry/forge industry is consolidating, with a few larger corporations such as Citation growing through acquisition. According to Leading Edge, approximately 1,000 foundries closed down in the 10-year period from 1987 to 1997. This included both very large captive facilities which were not cost effective and small foundries that could not keep up with capital demands and government regulations. In most cases, the companies went out of business and the capacity was lost.

     There are far fewer U.S. forge shops than foundries, approximately 500 in 1997 according to Leading Edge, and there have been relatively few closings in the past decade. More typically, weaker forge shops were closed in the decades of the 60's and 70's due to competition from ductile iron. However, forges, like foundries, tend to be relatively small companies with revenues under $50 million. Only a relatively few large forging companies exist.

     This environment of smaller, fragmented companies is considered a plus for Citation because there are opportunities to make acquisitions and few competitors in the industry which can follow the same strategy.

     Material shift to lighter weight.  Led by a quest for lighter vehicles to
     ---------------------------------
improve gas mileage, as well as other applications, weight reduction has important implications to metal component suppliers.

     In industries such as automotive, this has resulted in substantial growth in lighter weight materials such as aluminum. In the past two decades, a number of gray iron and steel components on cars were converted to aluminum. This includes parts such as engine cylinder heads, intake manifolds, brake master cylinders, wheels and other parts. In addition, engine blocks for a number of passenger cars are now cast in aluminum, instead of gray iron.

     As a result, aluminum, which constituted approximately 191 pounds per vehicle in 1991, is projected by Drucker Research to reach 350 pounds per vehicle by 2001, an average annual growth rate of more than six percent.

     However, beyond changing to lighter weight materials, there are other implications. Processes such as austempered ductile iron allow a smaller, lighter, but higher strength part to substitute for a larger part. Further, smaller, higher-revving gasoline engines may require higher strength forged steel crankshafts instead of cast crankshafts.

     Citation Corporation is a leading producer of aluminum castings and forged steel, as well as steel and iron castings, and is, thus, able to take advantage of shifting material trends better than companies with single product capability.

BUSINESS STRATEGY

     Citation's strategy encompasses four elements.

     First, the Company is a growth company with a growth objective of approximately 15 percent a year. The Company's financial objectives are built on the premise of growth, thus assuming higher leverage than industry norms. Because cash is utilized for both internal and external growth, the Company does not currently pay its shareholders a dividend.

     Citation operates in a highly fragmented industry where very few metal component producers exceed $100 million in annual revenues and the average company employs less than 100 employees. Within this industry, very few are pursuing a consolidation strategy.

     Citation's plans are to grow at five percent a year (approximately twice GDP growth) through internal growth and 10 percent a year through acquisition. Such growth is measured as an average over time.

     Second, rather than focusing solely on the product produced, Citation grows based upon its markets and customers' needs. The question Citation seeks to answer is, "What are the customer's wants and needs that fit within Citation's core competence?"

     Thus, Citation's strategy is to provide products and technologies that solve customer needs. A Citation sales proposal might show specifications, function and costs of aluminum, iron, or steel castings, or steel forgings.

     Third, Citation tends to view diverse metal shaping technologies and different metallurgy as complementary rather than competitive. Therefore, it is strongly desirable to offer steel forgings and ductile iron castings, depending upon the application.

     Fourth, Citation considers a broad market presence appropriate. The Company sees itself as a supplier to durable goods and capital goods markets, rather than linking itself to the cycles of any single market. The Company maintains, however, a significant presence in the automotive and heavy truck markets and will continue to do so because these markets are two of the largest consumers of castings and forgings.

ACQUISITIONS

     In fiscal 1997, Citation made its largest acquisition to date when the Company acquired Interstate Forging Industries, Inc. of Milwaukee, Wisconsin and Navasota, Texas.

     Interstate currently has sales capacity of approximately $140 million that will increase to approximately $155 million when it completes construction and installation of a 7,000 ton forging press at its Navasota plant. This is scheduled for completion at the end of fiscal 1998.

     Interstate, which is operated as a separate group, produces custom closed die forgings of carbon, alloy and stainless steel for construction equipment, aircraft, off-road-equipment, material handling, and truck and trailer industries. Interstate is one of Caterpillar Inc.'s largest suppliers of steel forgings and is a Certified Caterpillar Supplier.

     The purchase price was approximately $70 million, including the assumption of debt. Shareholders of Interstate are also eligible for a contingent payment based upon Interstate exceeding certain established earnings targets during the period from January 1, 1996 to December 31, 1998.

     Interstate has a total of 626 employees at its two locations. The Milwaukee plant, which is also its corporate headquarters, produces forgings up to 50 pounds. The Navasota location produces large forgings up to 2,500 pounds. Navasota currently possesses the largest mechanical forging press in North America, its 14,000-ton behemoth, "Big Bear."

     Since Citation completed its initial public offering of stock in August 1994, the Company has completed 12 acquisitions and one divestiture, more than tripling the revenues. While most of these acquisitions are currently performing at or above the Company average return, the future strategy is to consider fewer, but larger acquisitions. The goal of acquiring only companies that are expected to be accretive to earnings continues to be part of the acquisition strategy.

     Acquisitions that fit these goals must also fit with Citation's extensive metal forming experience. Within this range, however, strategic acquisition opportunities are extremely broad.

     These opportunities include companies that add to current Citation technology within a like or dissimilar material; increase Citation's current product offering, such as in larger or smaller components than now produced; offer new or emerging methods of producing similar products; provide different processes; or give market or geographic (including global) diversification.

     Given the highly fragmented industry in which Citation operates, and the limited number of true consolidators within those industries, the acquisition opportunities for Citation are excellent.

INTERNAL EXPANSION

     During fiscal 1997, Citation not only made its largest acquisition to date but also undertook its largest overall capital program, spending approximately $40 million. This is 1.3 times depreciation and amortization and indicates Citation's commitment to add capacity, improve its competitive position and maintain its facilities in an environmentally aware and employee safe manner.

     The largest single capacity-adding project involves expansion of Citation's lost foam facilities at Columbiana, Alabama - Citation Foam Casting Company.

     Lost foam is a different form of casting technology that utilizes pattern replicas of polystyrene coated with ceramic slurry. The coating is dried, the pattern placed in a metal flask and sand compacted around it. When the polystyrene pattern is contacted by molten metal, the pattern evaporates. What remains when the metal cools is a metal replica.

     There are a number of advantages of lost foam or "evaporative pattern" casting. Principally, a part can be designed nearer to the net shape required. This reduces or eliminates machining, thus lowering the overall cost to the customer. General Motor's Saturn Division, for example, produces component parts for its vehicles using both iron and aluminum lost foam manufacturing.

     Citation Foam currently has one production line and a large casting prototype line that was completed in fiscal 1997.

     Currently the division is doubling capacity by adding additional melt capability, a second production line, expanding and upgrading casting finishing operations, adding a paint line and expanding building and ancillary equipment. All together, the projects are estimated to cost $12.5 million, spread over fiscal 96, 97 and 98. Start up is scheduled for the second quarter of fiscal 98.

     Approximately 105 additional employees will be hired when the project is complete, adding to the 140 currently employed. After completion of the expansion, Citation Foam, which is already the largest independent iron lost foam producer in the world, will have capacity to produce in excess of $30 million annually in lost foam gray and ductile iron castings.

     Another very significant project that will be completed over three years -- fiscal 96, 97 and 98 -- is the addition of a 7,000-ton press at Interstate Forging's Navasota plant.

     This 7,000-ton press will be the second largest at Interstate and will provide about $15 million in additional capacity when completed at the end of fiscal 1998. Capital cost for the project is about $5.0 million, of which approximately $2.5 million was spent in fiscal 1997.

     The project will relieve some of the demand on the 6,000-ton press, which is currently pressured to meet customer orders. Total Interstate capacity when the project is complete will be approximately $155 million annually.

     A number of other capital projects also offer important productivity gains.

     The Oberdorfer Industries facility, one of the oldest aluminum casting plants in the U.S., is being rebuilt from the inside out. This includes support equipment such as electrical and compressed air, as well as additional melt capacity, heat treatment and a no-bake molding line. This project will take four years to complete at a cost of approximately $12 million, of which about $2.5 million was spent in fiscal 1997. The State of New York is supporting the rebuild with low cost loans, training grants and other assistance.

     When completed in fiscal 2000, Oberdorfer's practical capacity will have doubled and it will have the capability of producing a more cost effective, higher quality product.

     Also during fiscal 1997, Castwell Products replaced a high-speed molding line with a newer version. The replacement, at an approximate cost of $1.4 million, adds capacity and is more efficient than the old line.

     Alabama Ductile added an automatic pressure pour for one of its three high-speed molding lines at a cost of $824 thousand. Addition of the unit is expected to increase efficiency and quality.

     Hi-Tech Corporation, the medium volume machining company acquired in fiscal 1996, spent approximately $4.0 million in capital during the year for several projects. Hi-Tech added two production lines to machine low volume knuckles and disconnect housings, plus added to its physical plant.

     Texas Steel increased its steel casting capacity through the addition of an air set molding line. The new line has the capability to produce 240 tons per month of castings weighing in the range of 2,000 to 20,000 pounds. The expansion also required the addition of a 2,000-pound per minute sand mixer to prepare sand for molding and a building expansion. Completed during the fiscal year at a capital cost of approximately $660 thousand, the new molding line adds about $7 million in annual capacity for Texas Steel.

     Iroquois Foundry added warehouse and shipping capacity at the main plant at a cost of about $500 thousand. Iroquois had been shipping a portion of its requirements out of old facilities not located on the plant site. This was costly and inefficient.

     During fiscal 1997, Citation allocated approximately $23.4 million in capital to insure its divisions remain cost efficient and to add additional product capability.

     In addition, a significant amount of capital is required to stay abreast of environmental requirements and for employee safety. Citation spent approximately $1.9 million for environmental projects in fiscal 1997 and an additional $850 thousand for employee safety. All told, staying current is a significant expense for manufacturing businesses today.

MARKETS AND CUSTOMERS

     Citation's programs to broaden its product lines showed significant progress during fiscal 1997. In fiscal 1995, the Company's output was almost 90 percent gray and ductile iron castings, less than seven percent steel castings and only three percent aluminum castings. However, in fiscal 1997, Citation produced 55 percent iron castings, 20 percent aluminum castings, 18 percent steel forgings and slightly more than seven percent steel castings. Not included in these breakdowns is the fact that the Company now also offers medium volume machining through its Hi-Tech Corporation subsidiary.

--------------------------------------------------------------------------------
                       CITATION SHIPMENTS BY METAL TYPE

        Ductile    Gray        Alloy
        Iron       Iron        Iron       Steel      Aluminum    Steel
        Castings   Castings    Castings   Castings   Castings    Forgings
        -----------------------------------------------------------------
1997       40%       14%          1%         7%         20%         18%

1995       74%       16%          -          7%          3%         -
--------------------------------------------------------------------------------

     The largest single impact on product diversification in 1997 was the acquisition of Interstate Forging Industries. That acquisition made Citation one of the few large metals component companies able to offer both castings and forgings.

     In addition, successful new product launches at Citation's Southern Aluminum and a strong order book at Bohn Aluminum, both acquired in fiscal 1996, increased Citation's presence in the aluminum castings industry.

     Ford Motor Company remained Citation's largest customer for the second year in a row. Due to product launches of engine components produced by Southern Aluminum for Ford, Ford's percentage of Citation revenues increased from slightly less than six percent in fiscal 1996 to 10.5 percent in fiscal 1997.

     Citation's second largest customer, Caterpillar, Inc., doubled as a percentage of Citation business. A large part was due to the acquisition in October 1996 of Interstate Forging. Interstate is one of Caterpillar's largest suppliers of steel forgings.

     In addition, Caterpillar is Texas Steel's largest customer. Overall, Caterpillar is a significant customer to four Citation divisions - Interstate, Texas Steel, Iroquois Foundry and Berlin Foundry. These divisions were all acquired since Citation's August 1994 IPO.

     In fact, Caterpillar may best represent how Citation's market inward strategy is designed to work. Citation considers ways to meet the needs of substantial multi-national original equipment manufacturers such as Caterpillar and has grown by filling those needs through different technology and metallurgy within the Citation repertoire.

     In the case of Caterpillar, this represents steel castings, steel forgings, large gray iron castings and small to medium-sized ductile iron castings.

     New to Citation's top ten customer list in 1997 were Uni Boring Co., Inc. and Hydro Aluminum Adrian, Inc. Uni Boring is a machiner of aluminum parts supplied by Southern Aluminum Castings for Ford. Hydro Aluminum is an aluminum forge company supplying the automotive industry. Bohn Aluminum supplies Hydro with special alloy permanent mold castings for automotive air conditioners.


                          CITATION'S TOP 10 CUSTOMERS

                                  1997       1996      1995
CUSTOMER                          PERCENT    PERCENT   PERCENT
--------------------------------------------------------------
Ford Motor Co.                    10.5%      5.8%      1.0%
Caterpillar, Inc.                  8.7       4.3       0.7
Dana Corporation                   5.6       5.2       7.8
Digitron Tool Co.                  2.9       4.5       1.0
Simpson Industries                 2.4       2.0       1.9
Uni Boring Co., Inc.               2.3       1.6         -
Kelsey-Hayes Company               2.1       1.8       1.8
Chrysler Corporation               2.0       2.1       1.7
Hydro Aluminum Adrian, Inc.        1.7       1.2         -
Hendrickson Suspension             1.7       2.0       4.3
----------------------------------------------------------

TOTAL                             39.9%     30.5%     20.2%

     Reflecting changes in Citation's product offering and customers, Citation's major markets also showed changes. Despite these changes, Citation's markets continue to reflect the Company's strategy to maintain Motor Vehicles as approximately half of its revenues and Capital Goods as the other half.

     The percentage increase in the Automotive/Light Truck market from fiscal 1996 to fiscal 1997 reflects larger Citation shipments to Ford. The increase is due to the successful launch of new Ford products at Southern Aluminum.

     On the other hand, the percentage decrease in the Medium/Heavy Truck markets reflects the decline of heavy truck orders since the 1995 banner year. While Citation shipments to this segment actually grew from fiscal 1996 to fiscal 1997, growth was less than that of most other markets served by the Company.

     The significant increases to the Construction Equipment market reflect increased shipments to Caterpillar primarily because of the acquisitions of Texas Steel and Interstate Forging, both of which are major Caterpillar suppliers, and continued growth in end user demand for Caterpillar products.

                         CITATION SHIPMENTS BY MARKET

                                  1997       1996       1995
------------------------------------------------------------
Automotive/Light Truck            34.7%      30.2%      30.5%
Medium and Heavy Trucks           15.1       18.5       23.5
Construction Equipment            11.3        6.5          -
Pumps, Valves and Compressors      6.9       10.8       11.1
Oil Field Equipment                6.1        1.6        0.8
Internal Combustion Engines        4.7        5.8        4.3
Agriculture                        4.2        3.5        2.6
Aircraft and Aerospace             2.7        2.4        2.5
Railroad Equipment                 2.0        3.0        3.7
Electrical Equipment               1.9        2.2        3.9
Mining Equipment                   1.5          -          -
Waterworks                         1.4        1.9        2.8
Machine Tools                      0.9        2.5        2.4
Other Uses                         6.6       11.1       11.9
------------------------------------------------------------

TOTAL                            100.0%     100.0%     100.0%

     Pumps, Valves and Compressors declined largely due to the divestiture of Pennsylvania Steel and the idling of the Texas Foundries Steel Division. Both actions took place at the end of fiscal 1996.

     Oil Field Equipment markets increased due to strong demand for oil and gas well drilling and accessory equipment and the acquisition of Interstate Forging, which is a significant supplier to the Oil Field Equipment market.

     Citation's market shipments and top ten customers in fiscal 1997 reflect the success of the acquisition program since Citation's initial public offering in August 1994 and the drive to diversify the Company's product base. From its origin as an iron castings foundry company, Citation has developed into a broad metal components supplier to Capital and Durable Goods Industries.

ORGANIZATIONAL CHANGE

     When Citation Corporation held its initial public offering in August 1994, the Company had sales of $192 million. Today, sales have grown more than three-fold to $650 million.

     In 1994, Citation was a leading producer of iron and steel castings in Alabama, Texas and North Carolina. Today, Citation is also among the ten largest independent producers of aluminum castings and the top five independent producers of closed-die steel forgings. In addition to the three southern states where Citation was located in 1994, the company today also operates in Wisconsin, Illinois, New York, Ohio, Tennessee, and Indiana.

     In 1994, the Company had seven manufacturing locations and about 2,100 employees. Today the Company has 17 divisions and about 6,000 employees.

     In order to manage a growing corporation in this significantly changing environment, Citation must constantly change its methods and procedures or risk chaos. But the goal is not to embrace change for change's sake. Senior management has to understand which policies and procedures remain useful in managing Citation's growing number of divisions, yet develop new systems where improvement is required.

     A basic philosophy of managing the divisions is to support maximum autonomy at each unit. The purpose of creating "stand alone" divisions is to foster an entrepreneurial spirit throughout the corporation. Yet, given an autonomous culture, how does Citation truly develop synergy among these independent divisions?

REORGANIZING CORPORATE DIRECTION

     One of the programs required for well-managed growth was the need to develop a more cooperative culture so that, with the help of a lean central operations and staff management team, strengths and opportunities developed by one division could be best utilized by all.

     Accomplishing this, however, to a large extent, required reorganizing operations management.

     At the time, T. Morris Hackney was holding positions of Chairman, President, CEO and COO. Mr. Hackney recognized that the sheer size of what would be a 17-division organization required increasing focus on the operating side of the business.

     In July 1996, Frederick F. "Rick" Sommer was added to the Citation team as President and COO. With prior experience as President and CEO of a public, multi-divisional, $700 million automotive parts supplier, Mr. Sommer had experienced rapid growth and the changing methods of managing a public company in turbulent times.

     The senior organization then, as now, includes the Chairman and CEO, responsible for the guiding policies of the Company as well as long term strategy and mergers and acquisitions. The President and COO is responsible for the operating and marketing organizations.

     The Executive Vice President - Finance and Administration and CFO, is filled by long time Citation employee, R. Conner Warren. Mr. Warren is responsible for the fiscal management of the Company's resources and the direction of the corporate staff.

     The manufacturing organization functioned around groups of like businesses, each led by a Group Vice President. At the end of 1997, there were four groups:

     High Volume Foundry Group
     -------------------------
     Alabama Ductile Casting Co., Brewton, Alabama
     Citation Foam Casting Co., Columbiana, Alabama
     Mansfield Foundry Corporation, Mansfield, Ohio
     Texas Foundries, Lufkin, Texas
     Hi-Tech Corporation, Albion, Indiana
     Camden Casting Center, Camden, Tennessee (acquired December 1, 1997)

     Medium Volume Foundry Group
     ---------------------------
     Southern Ductile Casting Co., Bessemer, Selma and Centreville, Alabama Foundry Service Company, Biscoe, North Carolina
     Mabry Foundry, Beaumont, Texas
     Iroquois Foundry, Browntown, Wisconsin
     Berlin Foundry Corporation, Berlin, Wisconsin

     Special Foundry Group
     ---------------------
     Bohn Aluminum Corporation, Butler, Indiana
     Southern Aluminum Castings Co., Bay Minette, Alabama
     Oberdorfer Industries, Inc., Syracuse, New York
     Texas Steel Company, Ft. Worth, Texas
     Castwell Products, Skokie, Illinois

     Forging Group
     -------------
     Interstate Forging Industries, Inc., Milwaukee, Wisconsin and Navasota,
     Texas

     In addition to the corporate organization, the division management team was changed and realigned with half of the 17 operating divisions receiving new management during the past 18 months.

DEVELOPING A COOPERATIVE CULTURE

     Most of the management tools used to develop a cooperative culture are basic and straightforward.

     The first step was establishment of a measurement system that allows prompt and accurate measurement of actual results against the expected financial results.

     Citation utilized new software which allows each division to feed results direct to corporate headquarters more quickly and accurately than sending results on paper. Reports that compare results are now quickly made available to divisions so that each can see how it compares with like divisions.

     Two formal evaluation programs also review division systems and results. Conducted at the divisions by senior corporate management, one is called an Administrative Review, the other, a Performance Review.

     The first measures systems, to insure the division is organized properly. The second measures results. Both focus on benchmarking each division against its own systems and budgets as well as comparing it with results at other divisions. Each program emphasizes continuous improvement.

    To further formalize the cooperative culture, at least one corporate wide meeting for each management discipline is held either at corporate headquarters or at a division location each year. In fiscal 1997, sessions were held with corporate and division controllers, sales and sales administration personnel, technical and quality directors, safety engineers, human resource managers, MIS personnel, maintenance and industrial engineers, operations managers, purchasing managers, and others. In all cases, the approach was the same - to share successes and to assist other divisions with implementation of improvements.

     Divisional budget meetings with corporate management give the operating units the opportunity to make a case for capital needs and to agree upon financial performance for the coming year and beyond.

     Divisional capital expenditures are categorized by project. Projects for the purpose of increasing division capacity, improving productivity or cost effectiveness, or to give the division the capability for producing new products must exceed the corporate cost of capital. The budget process is also linked to continuous improvement goals.

     General Managers' meetings are held twice a year - once at corporate headquarters and once at a remote site. At these meetings, division managers share concerns and develop ideas. Key corporate and staff personnel also participate in team-building activities with the General Managers.

     Of course, development is not limited to management levels.

     Employee attitude surveys are conducted to help division management understand employee concerns. Training programs at the division level help strengthen employee skills to accomplish the goal of advancing our human resources while creating a safer workforce. Several divisions have basic education programs to strengthen employee communications and, in some cases, assist towards a G.E.D. certificate.

     Success of these and other programs to develop a cooperative culture is not always immediately apparent. Often they are an investment in the future of the organization. However, a number of successes were noted in fiscal 1997. These include:

     - Casting finishing technology developed at Alabama Ductile division is now utilized at Castwell Products, Foundry Service, Mansfield, Southern Aluminum, Texas Foundries, and Southern Ductile divisions.

     - A number of divisions have completed either ISO and/or QS-9000 certification and several more will complete certification shortly using assistance from corporate staff and outside consultants.

     - Eight divisions are interlinking software and computer systems to better utilize those hardware systems that have more resources than required by a single division.

     - Standard maintenance items and surplus equipment are now listed in computer printouts and circulated through all divisions to reduce duplication and improve utilization.

     - Divisions are being refocused to better fit capabilities with production. Medium and low volume work is being moved from Bohn Aluminum to Oberdorfer Industries to better match Oberdorfer's capabilities and to allow Bohn additional capacity for increasing high volume production. Texas Foundries' medium volume iron work is similarly being moved to several facilities of the Medium Volume Foundry Group.

     - Alabama Ductile and Southern Aluminum developed visual employee communications systems now in use at other Citation divisions.

RAW MATERIALS

     The primary raw material used by the Company to manufacture iron and steel castings is steel scrap. To produce aluminum castings the Company purchases aluminum ingot to specified alloy grades. The ingot is purchased from primary aluminum producers and in some cases from secondary smelters. Bohn Aluminum and Southern Aluminum produce part of their requirements by operating smelters that melt scrap aluminum.

     The Company purchases steel scrap from numerous sources, generally regional scrap brokers, using a combination of spot market purchases and contract commitments. The Company has no long-term contractual commitments with any scrap supplier and does not anticipate, nor has it experienced, any difficulty in obtaining scrap. This is due to the relatively large number of suppliers and the Company's position as a major scrap purchaser.

     The cost of steel scrap is subject to fluctuations, but the Company has contractual arrangements with most of its customers allowing it to adjust its casting prices to reflect fluctuations. In periods of rapidly rising steel scrap prices, these adjustments will lag the current market price for steel scrap because they are generally based on average market prices for prior periods. These periods vary by customer but are generally no longer than one quarter. This adjustment lag may have an adverse effect on the Company's results of operations during such periods.

     The price of aluminum ingot is also subject to fluctuations and in some cases the Company has contractual arrangements to adjust its prices to reflect fluctuations. In other cases, changes in aluminum ingot prices must be recovered through casting price negotiations with the customer. Recovery of cost increases in both cases may lag the aluminum ingot price increases by a quarter or more.

BACKLOG

     See the financial summary on page 22.

COMPETITION

     The market for the Company's casting products is highly competitive. There are an estimated 3,000 foundries and forge shops currently producing ductile iron, gray iron, steel and aluminum castings and steel forgings in the United States. The companies within the industry compete on the basis of price, quality, service and engineering. The industry consolidation that has occurred over the past two decades has resulted in a significant reduction in the number of smaller foundry companies and a rise in the share of production held by the larger foundry companies. Major users of castings and forgings own some of the foundries and forge shops in this industry. For example, the three largest automobile manufacturers operate foundries. Some of the Company's competitors have greater financial resources than the Company, may have lower production costs than the Company, or both.

EMPLOYEES

     As of September 28, 1997, the Company had 5,778 full time employees, of whom 4,898 were hourly employees and 880 were salaried employees. Unions represent approximately 2,414 of the Company's hourly manufacturing employees at 11 of its 19 plants under collective bargaining agreements expiring at various times through October 2002.

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

ENVIRONMENTAL MATTERS

     Companies in the foundry and forging industries must comply with numerous federal, state and local environmental laws and regulations which address the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the release of hazardous substances into the environment. The Company's operations require compliance with these regulations, as well as regulations concerning workplace safety and health standards. The Company believes it is in substantial compliance with these laws and regulations.

     The Company has implemented substantial record keeping, management procedures and practices for the purposes of complying with environmental laws and regulations. In seeking to comply with these laws and regulations, each foundry has personnel responsible for environmental issues who work closely with the Company's corporate director of environmental management. The corporate director assists in supplying technical advice and guidance in interpreting regulations, transferring technology, procedures and obtaining permits.

     The chief environmental issues for the Company's foundries are air emissions and solid waste disposal. Air emissions, primarily dust particles, are handled by dust collection systems. The solid waste generated by these foundries is generally sand, which is recycled and reused in the foundry or disposed of as non-hazardous waste in landfills on Company property or in permitted off-site landfills. The Company has closed certain of the landfills on its properties without incurring material expenditures and expects to close other such landfills in the future without incurring material expenditures. The Company has also begun beneficially reusing the excess sand as fill material and as a raw material in other products such as cement and asphalt. However, there can be no assurance that future regulations will not require the Company to incur additional and potentially material costs related to its past or present environmental practices. Because its forge shops do not melt metal nor utilize sand in their operations, environmental issues are much more limited than foundry operations.

     Although the Company's practices have, in certain instances, resulted in noncompliance with environmental laws and regulations and in non-material fines related thereto, the Company currently does not anticipate any environmental related costs that would have a material adverse effect on its operations. However, it cannot be assured that the Company's activities will not give rise to actions by governmental agencies or private parties, which could cause the Company to incur fines, penalties, operational shutdowns, damages, clean-up costs or other similar expenses. Also, the Company's foundries, capacity levels, or increases thereof, are dependent upon the Company's ability to maintain, or obtain increases in such levels in its permits for air emissions. However, it cannot be assured that the Company will be able to maintain its current permits, or obtain appropriate increases in capacity levels under such permits, so as to maintain its current level of operations or increase capacity as it may desire in the future.

     The Company is implementing a source removal and shallow groundwater remediation project at Castwell Products for purposes of removing excessive levels of trichloroethylene ("TCE") which were detected at this facility. These excessive levels of TCE resulted from previous leakage into the groundwater from a part washing area located on the premises. The need for the remediation was identified in connection with the Company's acquisition of Castwell Products, and the Company assumed an accrued liability in the amount of $1.2 million related to the estimated cost of the remediation. Of this amount, approximately $600,000 is expected to be paid through fiscal 1998 in connection with soil removal, groundwater remediation measures and testing expenses. Of that amount,
approximately $365,000 was spent through fiscal 1997.   Thereafter, the Company
estimates that it will incur approximately $30,000 annually for an estimated 20 to 30 years for ongoing monitoring and periodic sampling tests. There can be no assurance, however, that the costs and expenses related to this remediation project will not be materially greater than currently estimated.

     The 1990 amendments to the Clean Air Act may have a major impact on the compliance costs of many U.S. companies, including foundries. Many of the regulations that will implement the Clean Air Act amendments have not yet been promulgated. The MACT Standard affecting iron and steel foundries will not issue draft regulations until November 1999 and final regulations until November 2000. Until such regulations are issued, it is not possible to estimate the costs the Company may need to incur to comply with them.

ITEM 2:   PROPERTIES

     The following table sets forth certain information concerning the facilities owned and operated by the Company as of September 28, 1997:

                                                                                     CAPACITY/(1)/            FLOOR SPACE
             FACILITY                  LOCATION                                     (TONS PER YEAR)            (SQ. FT.)
-----------------------------------------------------------------------------------------------------------------------------
Alabama Ductile                      Brewton, Alabama                                     45,000                135,000
Bohn Aluminum                        Butler, Indiana                                      15,000                135,000
Berlin Foundry                       Berlin, Wisconsin                                    30,000                335,000
Castwell Products                    Skokie, Illinois                                     32,000                286,000
Citation Foam                        Columbiana, Alabama                                  13,000                130,000
Foundry Service                      Biscoe, North Carolina                               20,000                160,000
Hi-Tech Corporation                  Albion, Indiana                                         /(2)/               67,000
Interstate Forging                   Milwaukee, Wisconsin                                 16,000                200,000
                                     Navasota, Texas                                      42,000                500,000
Iroquois Foundry                     Browntown, Wisconsin                                 25,000                131,600
Mabry Foundry                        Beaumont, Texas                                      12,250                118,000
Mansfield Foundry                    Mansfield, Ohio                                      30,000                242,000
Oberdorfer Industries                Syracuse, New York                                    3,500                250,000
Southern Aluminum                    Bay Minette, Alabama                                 22,000                255,000
Southern Ductile                     Bessemer, Alabama                                    15,000                108,000
                                     Centreville, Alabama                                  2,400                 32,000
                                     Selma, Alabama                                        5,000                 30,000
Texas Foundries                      Lufkin, Texas                                        90,000                595,000
Texas Steel Corporation              Fort Worth, Texas                                    23,500                454,000
                                                                                         -------              ---------
                                                                                         441,650              4,163,600


     (1) Maximum capacity of each foundry is based on six days of operations per week with two ten-hour-shifts per day, except for Iroquois, which is based on one ten-hour-shift per day and Bohn Aluminum, which is based on five days of operations per week with three eight-hour-shifts per day.

     (2) Hi-Tech Corporation performs machining. Capacity, therefore, is stated in sales revenue, rather than tons. Estimated capacity of Hi-Tech Corporation is approximately $15.0 million in sales revenue.

ITEM 3:   LEGAL PROCEEDINGS

     The Company is party to several pending legal proceedings, all of which are deemed by management of the Company to be routine litigation incidental to the business, and none of which is believed likely to have a material adverse effect on the Company, its financial position or operations.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the Company's fiscal year covered by this report, no matter has been submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS


     The executive officers of the Company as of the end of fiscal 1997 were as follows:

Name                    Position
----                    --------
T. Morris Hackney       Chairman of the Board and Chief Executive Officer
Frederick F. Sommer     President and Chief Operating Officer
R. Conner Warren        Executive Vice President of Finance and Administration,
                        Treasurer and Chief Financial Officer
Virgil C. Reid          Group Vice President - Medium Volume Foundries
Timothy L. Roberts      Group Vice President - Special Foundry Group
Thomas W. Burleson      Vice President - Controller and Assistant Secretary

     T. MORRIS HACKNEY founded the Company in 1974 and has served as its Chief Executive Officer since that time. Prior to establishing the Company, Mr. Hackney served as President of Hackney Corporation, a chain-link fence manufacturer, for nine years.

     FREDERICK F. SOMMER joined the Company as its President and Chief Operating Officer in July 1996. Automotive Industries, Inc. formerly employed Mr. Sommer as its President and Chief Operating Officer from 1992 until his appointment as President and Chief Executive Officer in 1994. He remained in this position after the company was acquired by Lear Corporation in 1995, and also served as a Senior Vice President of Lear Corporation.

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


                                   HIGH              LOW
                                   ----              ---
FISCAL 1995
First Quarter                      $13               $10 1/2
Second Quarter                     $15 1/8           $12 1/8
Third Quarter                      $17 5/8           $13 1/8
Fourth Quarter                     $18 3/8           $15

FISCAL 1996
First Quarter                      $19               $ 9 1/4
Second Quarter                     $13               $ 9 3/4
Third Quarter                      $15 7/8           $11 1/2
Fourth Quarter                     $14 3/4           $10 3/8

FISCAL 1997
First Quarter                      $13 1/8           $ 9 1/2
Second Quarter                     $15 3/8           $ 9 7/8
Third Quarter                      $18 1/4           $13 1/4
Fourth Quarter                     $20               $16 1/4

     As of December 11, 1997, there were approximately 3,300 holders of the Company's Common Stock, including shares held in "street" names by nominees who are record holders.

     The Company has never declared or paid a cash dividend, except for dividends paid to the Company's former S corporation shareholders. It is the present policy of the Board of Directors to retain all earnings for the development of the Company's business. Any payment of dividends in the future will depend upon the Company's earnings, capital requirements, financial condition and such other factors as the Board of Directors may deem relevant.

ITEM 6:   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report. The selected financial data as of and for the five years ended September 28, 1997 have been derived from the Company's consolidated financial statements, which were audited by Coopers & Lybrand L.L.P., the Company's independent accountants.

                                                                   FISCAL YEAR ENDED/(1)/

                                                 (Dollars in thousands, except per share amounts)
                                       October 3,     October 2,    October 1,    Sept. 29,     Sept. 28,
                                         1993            1994          1995          1996          1997
                                         ----            ----          ----          ----          ----
STATEMENT OF OPERATIONS DATA:
Sales                                     $150,318      $191,566      $307,681      $487,753      $648,961
Cost of sales                              123,733       151,921       243,493       404,961       538,502
                                          --------      --------      --------      --------      --------
Gross profit                                26,585        39,645        64,188        82,792       110,459
Selling, general and administrative
     expenses                               17,545        19,650        32,697        45,844        58,066
                                          --------      --------      --------      --------      --------
Operating income                             9,040        19,995        31,491        36,948        52,393
Interest expense, net                        2,513         2,813         3,974         7,866        14,433
Other expenses (income)                        382           (24)         (581)        1,178           (14)
                                          --------      --------      --------      --------      --------
Income before provision for
     income taxes                            6,145        17,206        28,098        27,904        37,974
Provision for income taxes/ (2)/             2,568         6,538        11,019        11,162        14,810
                                          --------      --------      --------      --------      --------

Net income (pro forma
     through October 2, 1994)/(2)/        $  3,577      $ 10,668      $ 17,079      $ 16,742      $ 23,164
                                          ========      ========      ========      ========      ========

Pro forma net income per share/(3)/          $0.36         $1.02         $1.27         $0.95         $1.31
                                          ========      ========      ========      ========      ========

Weighted average number of shares
     outstanding (in thousands)/(3)/         9,933        10,486        13,438        17,694        17,733

OTHER DATA (UNAUDITED):
Backlog (in dollars)                      $ 25,535      $ 48,051      $ 78,262      $ 84,596      $156,880
Tons shipped                               110,481       131,984       196,616       231,618       268,034
Capital expenditures                      $  7,921      $ 17,228      $ 29,844      $ 31,166      $ 40,531
Depreciation and amortization                5,468         7,089        10,638        20,151        30,489
EBITDA/(4)/                                 14,508        27,084        42,129        57,099        82,896
Gross margin                                  17.7%         20.7%         20.9%         17.0%         17.0%

BALANCE SHEET DATA (AT END OF
PERIOD):
Current assets                            $ 34,990      $ 46,713      $ 94,591      $135,359      $160,503
Current liabilities                         39,654        31,213        56,015        72,855        93,957
Working capital                             (4,664)       15,500        38,576        62,504        66,546
Net property, plant and equipment           41,910        63,203       143,425       199,367       282,991
Total assets                                82,223       113,449       271,871       383,557       493,296
Short-term debt, including current
     portion of long-term debt              18,332           579         6,553         2,654         2,994
Long-term debt, excluding current
     portion                                24,387        29,703        71,254       140,946       181,239
Stockholders' equity                        15,041        43,631       132,476       149,319       172,639

(1) The Company operates on a 52- or 53-week fiscal year ending on the Sunday closest to September 30. Fiscal years 1994, 1995, 1996, and 1997 were 52-week fiscal years and fiscal year 1993 was a 53-week fiscal year.

(2) The Company terminated its status as an S corporation on the completion of its initial public offering in August 1994 and became subject to corporate income taxation. Accordingly, pro forma net income through October 2, 1994 reflects federal and state income taxes as if the Company had been a C corporation based on the statutory tax rates that were in effect during the periods reported.

(3) The weighted average number of shares outstanding for the year ended October 2, 1994 gives effect to the number of shares (1,002,500) of Common Stock that would have been required to be sold (at the initial public offering price of $8.00 per share) to fund an $8.0 million S Corporation distribution to the former S corporation stockholders effected at the closing of the Company's initial public offering in August 1994.

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

     The Company operates on a 52- or 53-week year, ending on the Sunday closest to September 30. Fiscal years 1994, 1995, 1996, and 1997 consisted of 52 weeks, and fiscal 1993 consisted of 53 weeks. The next 53-week year will be the fiscal year ending October 3, 1999.

RESULTS OF OPERATIONS

     The following table sets forth operating results expressed as a percentage of sales for the periods indicated, and the percentage change in such operating results between periods.

                                                Percentage of Sales                 Period-to-Period Percentage
                                                -------------------
                                                 Fiscal Year Ended                      Increase (Decrease)
                                                 -----------------                      -------------------
                                                                                         1996             1997
                                      October 1,   September 29,  September 28,       compared to       compared to
                                         1995          1996           1997                1995             1996
                                         ----          ----           ----                ----             ----
          Sales -------------------        100.0       100.0           100.0              58.5               33.0
          Cost of sales -----------         79.1        83.0            83.0              66.3               33.0
                                           -----       -----           -----
          Gross profit ------------         20.9        17.0            17.0              29.0               33.4
          Selling, general and
          administrative expenses -         10.6         9.4             9.0              40.2               26.7
                                           -----       -----            -----
          Operating income --------         10.3         7.6             8.0              17.3               41.8
          Interest expense, net ---          1.3         1.6             2.2              97.9               83.5
          Other expense (income) --         (0.1)        0.3             0.0             302.8             (101.2)
                                           -----       -----           -----
          Income before income
          taxes -------------------          9.1         5.7             5.8              (0.7)              36.1

FISCAL YEAR ENDED SEPTEMBER 28, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 29, 1996

     Sales. Sales increased 33.0%, or $161.2 million, to $649.0 million in 1997 from $487.8 million in 1996. Of this increase, $169.2 million resulted from sales by the Company's 1996 and 1997 acquisitions. These include the Company's Interstate Forging Industries operations, acquired during fiscal year 1997, and the increase resulting from a full year of sales of the Company's Texas Steel, Hi-Tech, Southern Aluminum, and Bohn Aluminum operations which were acquired during fiscal year 1996. A decrease of $33.1 million in sales revenue resulted from the sale of Pennsylvania Steel and the idling of the Texas Foundries Steel Division, both of which were effective as of September 29, 1996. If the continuing operations were compared on a "same store" basis, i.e., excluding both the sales increase resulting from the acquisitions and the decrease attributable to the sold and idled operations, sales revenue would have increased approximately $25.1 million or 5.2%. Management believes this increase was primarily attributable to the general strength of the underlying economy and its positive impact on the Company's customers, as well as capacity expansions at selected Company facilities. Tons shipped increased 15.7% for the year ended September 28, 1997.

     Gross Profit. Gross profit increased 33.4% or $27.7 million, to $110.5 million in 1997 from $82.8 million in 1996. Gross margin of 17.0% was essentially the same in both 1997 and 1996 due to lower average gross margins on the acquisitions. Excluding the non-continuing operations, $25.6 million of the increase in gross profit was attributable to the acquisitions, and $4.3 million of the increase was attributable to the same store operations.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased 26.7%, or $12.2 million, to $58.1 million in 1997 from $45.8 million in 1996. Approximately $13.0 million of this increase resulted from the addition of the acquisitions. The SG&A expenses increase in 1997 was offset by a decrease of $3.1 million due to the sale of Pennsylvania Steel and the idling of the Texas Foundries Steel

Division at the end of 1996. The remaining increase of $2.3 million in 1997 compared to 1996 relates primarily to higher sales commissions and administrative costs and related staffing resulting from the Company's growth at its continuing operations. As a percentage of sales, SG&A expenses decreased to 9.0% in 1997 from 9.4% in 1996.

     Operating Income. Operating income increased 41.8%, or $15.4 million, to $52.4 million in 1997 from $36.9 million in 1996. Operating margin increased to 8.1% in 1997 from 7.6% in 1996. The increase in the operating margins and operating income resulted from operating efficiencies and lower SG&A expenses as a percentage of sales at the acquisitions. In addition, spreading the SG&A expenses over a significantly increased sales base without proportional increases in the SG&A expenses also contributed to improved operating margins. Operating income attributable to the acquisitions increased by $12.6 million in 1997. Same store operating income increased by $2.0 million in 1997 and the operations of Pennsylvania Steel and Texas Foundries Steel Division, which were sold and idled respectively, had a negative impact on 1996 operating income of $0.9 million.

     Interest Expense. Interest expense, net of interest income, increased 83.5%, or $6.5 million, to $14.4 million in 1997 from $7.9 million in 1996. This increase is primarily attributable to significantly higher average debt balances related to acquisition activity during fiscal 1996 and 1997. The Company capitalized $388 thousand of interest costs in 1997 as compared to $453 thousand in 1996.

     Bank debt increased from $143.6 million as of September 29, 1996, to $185.2 million as of September 28, 1997. This increase is primarily attributable to the Interstate Forging acquisition on October 29, 1996. The acquisition of Interstate increased bank borrowings approximately $73.8 million. On July 24, 1997, the Company closed a new secured revolving credit facility with a maximum loan commitment of $300 million with a consortium of banks, led by The First National Bank of Chicago. See further discussion of the Company's current credit facility under "Liquidity and Capital Resources."

     Net Income. Net income increased 38.4%, or $6.4 million, to $23.2 million in 1997 from net income of $16.7 million in 1996. Net income for 1997 was 3.6% of sales, as compared to 3.4% of sales in 1996. Net income increased by $3.4 million as a result of the acquisitions. In 1996, Pennsylvania Steel and the Steel Division of Texas Foundries, prior to their sale and idling, respectively, combined to lose approximately $1.2 million after tax.

FISCAL YEAR ENDED SEPTEMBER 29, 1996 COMPARED TO FISCAL YEAR ENDED OCTOBER 1,
1995

     Sales. Sales increased 58.5%, or $180.1 million to $487.8 million in 1996 from $307.7 million in 1995. Of this increase, approximately $190.2 million resulted from sales by the Company's 1995 and 1996 acquisitions. These include the Company's Texas Steel, Hi-Tech, Southern Aluminum and Bohn Aluminum operations, each acquired during fiscal year 1996, and the increase resulting from the full-year's sales of the Company's Oberdorfer, Iroquois, Berlin, Pennsylvania Steel and Castwell operations which were acquired during fiscal year 1995. There was a $10.1 million sales decrease for the operations owned prior to 1995 due to general declines in the economy affecting the demand for the Company's products, particularly products utilized in the Heavy Truck market which decreased 15-20% from 1995 to 1996. For fiscal 1996, average selling prices remained approximately the same as in fiscal 1995 at all operating units. Tons shipped increased 17.8% for the year ended September 29, 1996.

     Gross Profit. Gross profit increased 29.0% or $18.6 million to $82.8 million in 1996 from $64.2 million in 1995. Gross profit margins decreased to 17.0% in 1996 from 20.9% in 1995, due to the lower gross margins from the majority of the 1995 and 1996 acquisitions, the impact of lower sales volume on units owned prior to 1995, and the lower operating efficiencies due to a major expansion of Texas Foundries operations which was delayed and suffered major equipment downtime. Of the increase in the gross profit, $30.9 million resulted from the 1995 and 1996 acquisitions. The remaining $12.3 million decrease resulted from the impact of the economy on units owned prior to 1995 and the inefficient operations at Texas Foundries.

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

     Other Expense (Income). In fiscal year 1996, the Company established a $1.8 million pre-tax allowance for the anticipated loss on the sale of Pennsylvania Steel, which occurred subsequent to the fiscal year end. Pennsylvania Steel was sold for approximately $9.0 million, which was less than net book value. The Company also had approximately $600 thousand in other income in both fiscal 1996 and 1995.

     Net Income. Net income declined 2.0% or $400 thousand to $16.7 million in 1996 from $17.1 million in 1995. As a percentage of sales, 1996 net income declined to 3.4% as compared to 5.6% in 1995.

SUPPLEMENTAL QUARTERLY INFORMATION

     The following table presents selected unaudited quarterly results for fiscal years 1996 and 1997. The Company's sales are generally lower in its first fiscal quarter due to plant closings by major customers for vacations, holidays, and model changeovers. In addition, the Company's operations usually take normal one-week shut-downs during July. The units lose production for the week (or weeks) they are down, and also incur heavier than normal maintenance expenses during these periods. These events negatively affect gross margins at operating units in both the first and fourth fiscal quarters.

                                                              Fiscal Quarters Ended:

                                Dec. 31,    Mar. 31,    Jun. 30,   Sept. 29,   Dec. 29,   Mar. 30,   Jun. 29,   Sept. 28,
                                 1995         1996        1996       1996        1996       1997       1997       1997
                             -----------------------------------------------------------------------------------------------
                                                     (Dollars in thousands, except per share amounts)
                                                                    (Unaudited)
Sales ------------------       $91,761     $120,955    $143,420    $131,617    $140,486   $170,435   $177,858   $160,182
Gross profit -----------        15,860       22,345      26,253      18,334      22,126     29,582     32,221     26,530
SG&A Expenses ----------         9,956       11,776      12,326      11,786      12,805     15,290     15,648     14,323
Operating income -------         5,904       10,569      13,927       6,548       9,321     14,292     16,573     12,207
Income before taxes ----         5,214        8,826      11,509       2,355       5,695     10,474     12,795      9,010
Net income -------------         3,128        5,296       6,905       1,413       3,474      6,389      7,805      5,496
Net income per share ---       $  0.18     $   0.30    $   0.39    $   0.08    $   0.20   $   0.36   $   0.44   $   0.31

As a Percentage of Sales             %            %           %           %           %          %          %          %

Gross profit -----------          17.3         18.5        18.3        13.9        15.8       17.4       18.1       16.6
SG&A expenses ----------          10.8          9.7         8.6         9.0         9.1        9.0        8.8        8.9
Operating income -------           6.4          8.7         9.7         5.0         6.6        8.4        9.3        7.6
Income before taxes ----           5.7          7.3         8.0         1.8         4.0        6.2        7.2        5.6

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

     Net cash provided by operating activities primarily represents net income plus non-cash charges for depreciation, amortization and deferred income taxes and changes in working capital positions. Because of the capital intensive nature of the business, non-cash charges for depreciation and amortization are substantial. Net cash provided by operating activities was $22.6 million, $21.8 million, and $68.4 million in 1995, 1996, and 1997 respectively.

     Net cash used in investing activities in 1995, 1996, and 1997 was $97.0 million, $67.9 million, and $82.3 million respectively. Substantially all of the above investment activities were for capital expenditures and acquisitions. In addition, the Company had non-cash investments of $14.9 million in 1995 and $320 thousand in 1996 related to acquisitions. There were no such transactions during 1997. These transactions are described more fully in the notes to the consolidated financial statements included elsewhere in this annual report.

     In order to meet or exceed customer expectations, the Company historically has made significant capital investment in its plants and equipment. The Company has spent $101.5 million during the three fiscal years ended September 28, 1997 for the purpose of improving production efficiency, expanding capacity and technological capability, reducing costs and complying with regulatory requirements. The Company believes that on average it needs to spend amounts at least equal to its annual depreciation charge in order to maintain its facilities in competitive working order, and in years when substantial new capacity is added, capital expenditures may significantly exceed the Company's depreciation charge. The most significant capital project has been the expansion at Citation Foam. This included the addition of a new foam casting production line, additional melt capacity and a new casting painting, finishing, and shipping facility. The project will be substantially complete in the first quarter of fiscal 1998. As a result of the expansion project, Citation Foam capacity will be more than doubled.

     The Company had net cash provided by financing activities of $83.2 million, $38.5 million, and $14.2 million for 1995, 1996, and 1997, respectively. The Company's secondary public offering in 1995 provided $69.5 million of cash. For 1995, 1996, and 1997, net cash of $17.2 million, $30.1 million, and $18.0 million, respectively, was provided from the Company's credit facility, capital lease obligations, and other financing arrangements. Cash distributions to the Company's original stockholders (pre IPO) were $3.5 million during 1995. Dividends paid in fiscal year 1995 represent the final payment of previously undistributed S Corporation taxable income. The Company has no current plans to pay dividends, as future earnings of the Company are expected to be retained for use in the business.

     On July 24, 1997, the Company's credit facility was increased from $230 million to $300 million to be used for working capital purposes and to fund future acquisitions. At September 28, 1997, the total outstanding balance under the credit facility was $170.3 million and $129.6 million was available for borrowing. This transaction and the outstanding debt balances at September 29, 1996 and September 28, 1997 are described more fully in note 6 of the consolidated financial statements included elsewhere in this annual report.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     Note 2 of the consolidated financial statements included elsewhere in this report describes recently issued accounting standards.

CONFORMANCE OF COMPUTER SYSTEMS TO YEAR 2000

     Citation is in the process of reviewing current software and has surveyed its divisional operations to assess the impact of the year 2000 issue. The standard software in use at its corporate office and divisions and the computer software for interface among its divisions and corporate office is year 2000 compliant. At three divisions, older or locally developed software systems are in use that are not fully in conformance with year 2000 effects. Programs to bring remaining software in compliance are anticipated to be completed by the end of fiscal year 1998. Citation management believes that its own compliance programs will not result in material costs to the Company.

     The Company is in the preliminary stages of assessing the impact of the year 2000 issue on its major suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issue. Based on information presently available, the Company does not anticipate any material impact on its financial condition or results of operations from the effect of the year 2000 issue on the Company's internal systems, or those of its major suppliers and customers. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse impact on the Company. The Company does not believe it has any material exposure to contingencies related to the year 2000 issue for products it has sold.

RECENT ACQUISITIONS

     The Company completed one acquisition during fiscal 1997, as follows:

     Interstate Forging Industries, Inc.   Milwaukee, WI    October, 1996
                                           Navasota, TX

     In addition to the above acquisition completed during the fiscal year, the Company completed the acquisition of Camden Castings Center, Camden, TN on December 1, 1997 following the close of the 1997 fiscal year. These transactions are described more fully in the notes to the consolidated financial statements included elsewhere in this annual report.

ITEM 8:   FINANCIAL STATEMENTS

     The following financial statements are contained in this report.

                                                                           Page
Report of Independent Certified Public Accountants                           32
Consolidated Financial Statements for Years Ended October 1, 1995,
     September 29, 1996 and September 28, 1997
          Consolidated Balance Sheets                                        33
          Consolidated Statements of Income                                  34
          Consolidated Statements of Stockholders' Equity                    35
          Consolidated Statements of Cash Flows                              36
          Notes to Consolidated Financial Statements                         37
Report of Independent Certified Public Accountants on
Supplementary Information                                                    69
Schedule II - Valuation and Qualifying Accounts                              70

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
Citation Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Citation Corporation and subsidiaries (the Company) as of September 28, 1997 and September 29, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citation Corporation and subsidiaries as of September 28, 1997 and September 29, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 28, 1997, in conformity with generally accepted accounting principles.


Birmingham, Alabama
November 17, 1997

CITATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 29, 1996 and September 28, 1997
(In Thousands, Except Share Data)

                                                                                         SEPTEMBER 29,            SEPTEMBER 28,
                                                                                             1996                     1997
                                                                                         -------------            -------------
                                      ASSETS
Current assets:
    Cash and cash equivalents                                                            $      2,267             $      2,645
    Accounts receivable - trade, less allowance for doubtful accounts
      of $1,421 and $1,367 in 1996 and 1997, respectively                                      77,931                   93,542
    Inventories                                                                                39,478                   48,953
    Income tax receivable                                                                       3,655
    Deferred income taxes                                                                       4,411                    8,429
    Prepaid expenses and other assets                                                           7,617                    6,934
                                                                                         -------------            -------------
        Total current assets                                                                  135,359                  160,503
Property, plant, and equipment, net of accumulated depreciation                               199,367                  282,991
Intangible assets, net of accumulated amortization                                             47,802                   47,373
Other assets                                                                                    1,029                    2,429
                                                                                         -------------            -------------
        Total assets                                                                     $    383,557             $    493,296
                                                                                         =============            =============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Cash overdraft                                                                       $      8,328             $      4,211
    Current portion of other long-term debt                                                     2,654                    2,994
    Accounts payable                                                                           33,668                   43,256
    Income tax payable                                                                                                   2,745
    Accrued wages and benefits                                                                  6,122                    9,131
    Accrued benefit plan contributions                                                          3,051                    4,324
    Accrued vacation                                                                            4,219                    4,716
    Accrued insurance reserves                                                                  4,508                    6,592
    Accrued interest                                                                            2,014                    2,430
    Other accrued expenses                                                                      8,291                   13,558
                                                                                         -------------            -------------
        Total current liabilities                                                              72,855                   93,957
Credit facility                                                                               133,055                  170,393
Other long-term debt, less current portion above                                                7,891                   10,846
Deferred income taxes                                                                          15,725                   38,921
Other liabilities                                                                               4,712                    6,540
                                                                                         -------------            -------------
        Total liabilities                                                                     234,238                  320,657
Commitments and contingencies (Notes 13, 17, and 19)
Stockholders' equity:
    Preferred stock, $0.01 par value; 5,000,000 shares
      authorized, none issued and outstanding
    Common stock, par value $0.01 per share; 30,000,000 shares authorized, 17,715,540 and 17,759,600 shares issued and
      outstanding in 1996 and 1997, respectively                                                  177                      177
    Additional paid-in capital                                                                107,087                  107,243
    Retained earnings                                                                          42,055                   65,219
                                                                                         -------------            -------------
        Total stockholders' equity                                                            149,319                  172,639
                                                                                         -------------            -------------
        Total liabilities and stockholders' equity                                       $    383,557             $    493,296
                                                                                         =============            =============

See notes to consolidated financial statements.

CITATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the years ended October 1, 1995, September 29, 1996, and September 28, 1997 (In Thousands, Except Share and Per Share Data)

                                                                                      YEAR ENDED
                                                                     ----------------------------------------------
                                                                     OCTOBER 1,      SEPTEMBER 29,    SEPTEMBER 28,
                                                                        1995            1996             1997
                                                                     ------------   ---------------  -------------
Sales                                                                $   307,681    $    487,753     $    648,961
Cost of sales                                                            243,493         404,961          538,502
                                                                     ------------   ---------------  -------------

Gross profit                                                              64,188          82,792          110,459

Selling, general, and administrative expenses                             32,697          45,844           58,066
                                                                     ------------   ---------------  -------------

Operating income                                                          31,491          36,948           52,393

Other expenses (income):
  Interest expense, net of amounts capitalized of $1,003, $453,
     and  $388 in  1995, 1996, and 1997, respectively                      3,974           7,866           14,433
  Other, net                                                                (581)          1,178              (14)
                                                                     ------------   ---------------  -------------

                                                                           3,393           9,044           14,419
                                                                     ------------   ---------------  -------------

Income before provision for income taxes                                  28,098          27,904           37,974

Provision for income taxes                                                11,019          11,162           14,810
                                                                     ------------   ---------------  -------------

          Net income                                                 $    17,079    $     16,742     $     23,164
                                                                     ============   ===============  =============

Earnings per average common share                                    $      1.27    $       0.95     $       1.31
                                                                     ============   ===============  =============

Weighted average common shares outstanding                            13,437,900      17,693,974       17,733,157
                                                                     ============   ===============  =============

See notes to consolidated financial statements.

CITATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended October 1, 1995, September 29, 1996, and September 28, 1997 (In Thousands, Except Share Data)

                                             NUMBER                     ADDITIONAL
                                               OF          PAR           PAID-IN         RETAINED
                                             SHARES       VALUE          CAPITAL         EARNINGS           TOTAL
                                           -----------   -------      ------------      ---------       -----------
Balance, October 2, 1994                    13,242,500    $  132       $   35,265       $   8,234        $   43,631
Issuance of common stock
  under Incentive Award Plan                    41,500                        332                               332
Issuance of common stock
  for the acquisition of:
    Berlin Foundry Corporation                  61,540         1              999                             1,000
    Pennsylvania Steel Foundry
     and Machine Company, Inc.                  80,000         1            1,309                             1,310
Issuance of common stock                     4,250,000        43           69,133                            69,176
Subscriptions under employee
  stock purchase plan                                                         (52)                              (52)
Net income                                                                                 17,079            17,079
                                           -----------   -------      ------------      ---------       -----------

Balance, October 1, 1995                    17,675,540       177          106,986          25,313           132,476
Issuance of common stock
  under Incentive Award Plan                    40,000                        320                               320
Subscriptions under employee
  stock purchase plan                                                        (219)                             (219)
Net income                                                                                 16,742            16,742
                                           -----------   -------      ------------      ---------       -----------

Balance, September 29, 1996                 17,715,540       177          107,087          42,055           149,319
Issuance of common stock
  under Incentive Award Plan                    59,310                        499                               499
Purchase of common shares
  for constructive retirement                  (15,250)                      (255)                             (255)
Subscriptions under employee
  stock purchase plan                                                         (88)                              (88)
Net income                                                                                 23,164            23,164
                                           -----------   -------      ------------      ---------       -----------

Balance, September 28, 1997                 17,759,600    $  177       $  107,243       $  65,219        $  172,639
                                           ===========   =======      ============      =========       ===========

See notes to consolidated financial statements.

CITATION CORPORATION  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended October 1, 1995, September 29, 1996, and September 28, 1997 (In Thousands)

                                                              OCTOBER 1,    SEPTEMBER 29,  SEPTEMBER 28,
                                                                 1995          1996           1997
                                                             -----------    -------------  -------------
Cash flows from operating activities:
 Net income                                                  $    17,079    $   16,742     $     23,164
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for losses on receivables                               461           584               64
   Provision for loss on sale of Penn Steel                                      1,807
   Depreciation expense                                            8,944        17,080           26,539
   Amortization expense                                            1,694         3,071            3,950
   Deferred income taxes, net                                      1,866         3,444            3,045
   Gain on sale of property, plant, and equipment                   (200)          (38)            (116)
   Changes in operating assets and liabilities, net:
     Accounts receivable - trade                                  (2,823)       (7,294)          (3,729)
     Inventories                                                    (572)       (3,138)          (1,175)
     Prepaid expenses and other assets                            (6,789)       (2,135)           1,519
     Income tax  receivable                                         (489)       (3,166)           3,655
     Income tax payable                                           (1,236)                         3,520
     Accounts payable                                                (29)          198            3,828
     Accrued expenses and other liabilities                        4,698        (5,374)           4,159
                                                             -----------    ----------     ------------
       Net cash provided by operating activities                  22,604        21,781           68,423
                                                             -----------    ----------     ------------

Cash flows from investing activities:
 Property, plant, and equipment expenditures                     (29,844)      (31,166)         (40,531)
 Proceeds from sale of property, plant, and equipment                367           258              371
 Cash paid for acquisitions                                      (67,500)      (36,130)         (51,089)
 Proceeds from sale of Penn Steel                                                                 9,006
 Other nonoperating assets, net                                                   (820)             (37)
                                                             -----------    ----------     ------------
       Net cash used in investing activities                     (96,977)      (67,858)         (82,280)
                                                             -----------    ----------     ------------

Cash flows from financing activities:
 Cash overdraft                                                                  8,328           (3,890)
 Issuance of capital stock                                        69,456           101              411
 Purchase of Common Stock for constructive retirement                                              (255)
 Other financing arrangements, net                                (1,670)       (6,652)          (3,029)
 Repayment of acquired debt                                      (16,750)      (33,662)         (16,340)
 Credit facility, net change                                      35,634        70,417           37,338
 Distributions to stockholders                                    (3,466)
                                                             -----------    ----------     ------------
       Net cash provided by financing activities                  83,204        38,532           14,235
                                                             -----------    ----------     ------------

       Net increase (decrease) in cash and cash equivalents        8,831        (7,545)             378
Cash and cash equivalents, beginning of year                         981         9,812            2,267
                                                             -----------    ----------     ------------

Cash and cash equivalents, end of year                       $     9,812    $    2,267     $      2,645
                                                             ===========    ==========     ============
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                                   $     2,154    $    8,434     $     13,932
                                                             ===========    ==========     ============
  Income taxes, net of refunds received                      $    10,249    $   10,797     $      3,431
                                                             ===========    ==========     ============

See Notes 16, 17, and 18 for additional supplemental disclosures of cash flow information.

See notes to consolidated financial statements.

CITATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)


1. ORGANIZATION AND OPERATIONS

   Citation Corporation and subsidiaries (the Company) is a manufacturer of cast, forged, and machined components for the capital goods and durable goods industries. At its 16 operating divisions, the Company produces aluminum, iron and steel castings, steel forgings, and machined and assembled components for automobiles, light, medium and heavy trucks, off-highway construction equipment, agricultural equipment, pumps, compressors and industrial valves, and other durable goods. The Company owns and operates businesses in Alabama, Illinois, Indiana, New York, North Carolina, Ohio, Texas, and Wisconsin which function as separate divisions or subsidiaries. References herein to Alabama Ductile Casting Company (ADCC), Berlin Foundry Corporation (BFC), Bohn Aluminum Corporation (Bohn), Castwell Products (CP), Citation Foam Casting Company (CFCC), Foundry Service Company (FSC), Hi-Tech Corporation (Hi-Tech), Interstate Forging Industries, Inc. (Interstate), Iroquois Foundry Corporation (IFC), Mabry Foundry (Mabry), Mansfield Foundry Corporation (MFC), Oberdorfer Industries (Oberdorfer), Pennsylvania Steel Foundry and Machine Company, Inc. (Penn Steel), Southern Ductile Casting Company (SDCC), Southern Aluminum Castings Company (SACC), Texas Foundries, and Texas Steel Company (Texas Steel) refer to operations of these divisions or subsidiaries. The Company also has a wholly owned subsidiary, Citation Automotive Sales Corp. (CAS), which operates a sales and engineering office in Detroit, Michigan.

   The consolidated financial statements and notes to consolidated financial statements include the accounts of Citation Corporation and its divisions and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   The Company sells castings and forgings to customers in various industries and geographic regions of the U.S. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition and does not generally require collateral. Significant volumes of sales to customers in specific industries during fiscal years 1995, 1996, and 1997 were as follows:

                                   1995              1996              1997
     Automotive/light truck         31%               30%               35%
     Heavy truck                    24%               19%               15%
                                 ----------        ----------        ---------
                                    55%               49%               50%
                                 ==========        ==========        =========

   On September 19, 1995, the Company completed a secondary offering of 4,250,000 shares of common stock at $17.375 per share. The net proceeds after deducting applicable issuance costs and expenses were $69,176. The net proceeds were used to reduce amounts outstanding under the Company's note payable agreement.

(In Thousands, Except Share and Per Share Data)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   FISCAL YEAR - The Company operates on a fifty-two/fifty-three week fiscal year which ends on the Sunday nearest to September 30. Fiscal years 1995, 1996, and 1997 each consisted of fifty-two weeks.

   REVENUE RECOGNITION - The Company records sales upon shipment of the related products, net of any discounts.

   CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

   CASH OVERDRAFT - In conjunction with the credit facility discussed in Note 6, the Company entered into a consolidated cash management system with the administrative agent and lead bank of the credit facility. As a result of maintaining this consolidated cash management system, the Company maintains a zero balance at the lead bank resulting in book cash overdrafts. Such overdrafts are included in current liabilities.

   INVENTORIES - Raw materials inventories are stated at the lower of cost (principally first-in, first-out basis) or market. Supplies and containers inventories are stated primarily at the lower of cost (principally average cost) or market. Castings and forgings inventories are stated primarily at the lower of cost (as determined principally at standard cost or under the retail method) or market.

   PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment are carried at cost, less accumulated depreciation, and include expenditures that substantially increase the useful lives of existing assets. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in income.

   The Company provides for depreciation of property, plant, and equipment using primarily the straight-line method designed to depreciate costs over estimated useful lives as shown below:

                                                     ESTIMATED USEFUL LIFE
                                                     ---------------------
      Buildings                                          10 - 50 years
      Plant equipment                                     3 - 20 years
      Office equipment                                    2 - 12 years
      Transportation equipment                             3 - 7 years

   Property, plant, and equipment acquired under capital lease agreements are carried at cost less accumulated depreciation. These assets are depreciated in a manner consistent with the Company's depreciation policy for purchased assets.

   INTANGIBLE ASSETS - Goodwill, the excess of purchase price over the fair value of net assets acquired in purchase transactions, is being amortized on a straight-line basis primarily over a 20-year period but with various amounts ranging from 18 to 40 years. The Company assesses

(In Thousands, Except Share and Per Share Data)


   the recoverability and the amortization period of the goodwill by determining whether the amount can be recovered through undiscounted net income of the businesses acquired, excluding interest expense and goodwill amortization, over the remaining amortization period. Amounts paid or accrued for noncompetition and consulting agreements are amortized using the straight-line method over the term of the agreements. Bond and other financing expenses are amortized using the straight-line method, which approximates the effective interest method, over the term of the related debt issues.

   LONG-LIVED ASSETS - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no such losses recognized during fiscal years 1995, 1996, or 1997.

   ACCOUNTING FOR INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. The amounts recognized are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

   RECLASSIFICATIONS - Certain reclassifications have been made in the previous years' financial statements in order to conform them to the current year classifications, with no effect on previously reported net income or stockholders' equity.

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

   RECENTLY ISSUED ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997, and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive. SFAS 128 requires dual

(In Thousands, Except Share and Per Share Data)

     presentation of basic and diluted earnings per share on the face of the statement of income and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS 128 to be material.


3.   INVENTORIES

     A summary of inventories is as follows:

                                                    SEPTEMBER 29,         SEPTEMBER 28,
                                                         1996                  1997
                                                 ------------------    ------------------
        Raw materials                            $          8,872      $          10,981
        Supplies and containers                             9,817                 12,478
        Castings and forgings                              20,789                 25,494
                                                 ------------------    ------------------
                                                 $         39,478      $          48,953
                                                 ==================    ==================

4.   PROPERTY, PLANT, AND EQUIPMENT

     Balances of major classes of assets and accumulated depreciation are as follows:


                                                    SEPTEMBER 29,         SEPTEMBER 28,
                                                        1996                  1997
                                                 ------------------    ------------------
        Land and improvements                    $          7,166      $          11,096
        Buildings                                          37,316                 50,217
        Plant equipment                                   195,370                267,607
        Office equipment                                    9,230                 11,797
        Transportation equipment                            8,788                 10,527
        Construction in progress                            8,403                 23,149
                                                 ------------------    ------------------

                                                          266,273                374,393
        Less accumulated depreciation                     (66,906)               (91,402)
                                                 ------------------    ------------------

                                                 $        199,367      $         282,991
                                                 ==================    ==================


5.   INTANGIBLE ASSETS

     The Company's intangible assets, net of accumulated amortization, consist of the following:

                                                    SEPTEMBER 29,         SEPTEMBER 28,
                                                         1996                  1997
                                                 ------------------    ------------------
        Goodwill                                 $         45,704      $          46,161
        Consulting and noncompetition agreements            1,893                  1,178
        Other                                                 205                     34
                                                 ------------------    ------------------

                                                 $         47,802      $          47,373
                                                 ==================    ==================

(In Thousands, Except Share and Per Share Data)

   The future annual amount of amortization expense related to the Company's intangible assets as of September 28, 1997 is as follows for fiscal years:

        1998                                                   $  3,231
        1999                                                      2,953
        2000                                                      2,841
        2001                                                      2,616
        2002                                                      2,616
        Thereafter                                               33,116
                                                             ----------

                                                              $  47,373
                                                             ==========

6. LONG-TERM DEBT


   Long-term debt consists of the following:

                                                              SEPTEMBER 29,         SEPTEMBER 28,
                                                                  1996                  1997
                                                              -------------         -------------
   Credit facility                                            $     133,055         $     170,393
   Industrial development bonds                                       1,085                   900
   Other financing arrangements                                       9,460                12,940
                                                              -------------         -------------
                                                                    143,600               184,233
   Less current portion of other long-term debt                       2,654                 2,994
                                                              -------------         -------------
                                                              $     140,946         $     181,239
                                                              =============         =============

   From October 2, 1995 to June 30, 1996, the Company's credit facility provided for borrowings up to a total of $135,000 and was to expire on July 31, 1998. The credit facility bore interest at a rate ranging from LIBOR plus 1% to LIBOR plus 2.5%, depending on the Company's leverage ratio, as defined in the agreement.

   Effective July 1, 1996, the Company executed a new primary facility with a consortium of banks, led by the First National Bank of Chicago - NBD (First Chicago - NBD), to increase the amount available to borrow up to $230,000 to be used for working capital purposes and to fund future acquisitions. The facility consisted of a swing line of credit bearing interest at prime and revolving credit borrowings which bore interest at LIBOR plus a margin based on the Company's leverage ratio, as defined in the credit agreement, at the time of the borrowing and was to expire on July 31, 1998. At September 29, 1996, the total balance outstanding under this credit facility was $133,055 and $96,945 was available for borrowing. As of September 29, 1996, the total outstanding balance consisted of $3,055 under the swing line of credit at a prime rate of 8.25%. The remaining $130,000 outstanding under this facility related to four revolving loans. At September 29, 1996, the Company had $30,000 and $60,000 outstanding under these loans at interest rates of 7.31 % and 7.14% which repriced on January 2, 1997 and February 3, 1997, respectively. The Company entered into two $20,000 five-year interest rate swaps

(In Thousands, Except Share and Per Share Data)

   establishing fixed interest rates for the remaining $40,000 of debt outstanding under the credit facility at September 29, 1996. These swap agreements are repriced every 90 days and expire in August 2001. The Company's fixed interest rates were 8.34% and 8.16% under these two agreements at September 29, 1996.

   On July 24, 1997, the Company's credit facility was increased from $230,000 to $300,000 to be used for working capital purposes and to fund future acquisitions. Several new banks were added to the lending group. Under the amended facility, the Company can borrow at interest rates from LIBOR plus .5% to LIBOR plus 1.375% based upon the Company's ratio of debt to its cash flow, measured by earnings before interest and taxes plus depreciation and amortization (EBITDA). On September 28, 1997, the Company was able to borrow at LIBOR plus 1%. The facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .18% to .30% based upon the Company's ratio of debt to EBITDA. On September 28, 1997, the Company's unused commitment fee rate was .25%. The facility is collateralized by substantially all of the assets of the Company as well as the stock of its subsidiaries and expires on July 24, 2000. At September 28, 1997, the total outstanding balance under this credit facility was $170,393 and $129,607 was available for borrowing.

   As of September 28, 1997, the Company had $5,393 outstanding under the swing line of credit at the prime rate of 8.5%. The remaining $165,000 outstanding under this facility related to five revolving loans. At September 28, 1997, the Company had $8,000 and $77,000 outstanding under these loans at interest rates of 6.66% and 6.85% which reprice on October 27, 1997 and January 27, 1998, respectively. The remaining $80,000 outstanding under this facility consists of one $40,000 five-year interest rate swap agreement, which commenced in fiscal year 1997, and two $20,000 five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements are repriced every 90 days and expire between August 2001 and February 2002. The agreements have fixed interest rates plus a margin of .5% to 1.375%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates were 7.91% and 8.09% on the two $20,000 swap agreements and 7.85% on the $40,000 swap agreement at September 28, 1997. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company mitigates credit risk by dealing only with financially sound banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

   The Company's credit facility contains certain restrictive covenants that require the maintenance of a funded debt to EBITDA ratio; a specified fixed charge coverage ratio; places a maximum debt to total capital leverage ratio; places limitations on capital expenditures, and places limitations on dividends and other borrowings.

   The Company has industrial development bond issues which are for expanded production facilities. One of the bonds bears interest at 80% of prime (6.56% and 6.76% at September 29, 1996 and September 28, 1997, respectively). The remaining bonds bear interest at fixed rates of 5.75% and 8.25% and mature through 2003. Amounts due under these bond issues are

(In Thousands, Except Share and Per Share Data)

   collateralized by property, plant, and equipment having a net book value of $7,506 and $7,400 at September 29, 1996 and September 28, 1997, respectively.

   Other financing arrangements are as follows:

                                                                       SEPTEMBER 29,       SEPTEMBER 28,
                                                                            1996                1997
                                                                     ----------------    ----------------
       Notes payable for the purchase of Mabry, guaranteed by the
       Company's majority stockholder, requiring quarterly
       payments of $18 each, including principal and interest at
       8% through April 1998, at which time the rate will be
       determined annually based on rates charged by banks to
       large corporations until final payment in May 2003             $          757      $           669

       Notes payable for the purchase of BFC requiring twelve
       combined quarterly payments of $167 beginning August 1,
       1995, including interest at 8%                                          1,166                  500

       Note payable for the purchase of CP requiring a payment of
       $3,000 on January 1, 1996 and 22 quarterly payments of
       approximately $273 beginning April 1, 1996                              5,455                4,364

       Note payable for the purchase of Hi-Tech, bearing interest
       at 8%, payable on December 30, 1996                                       320

       Bank note bearing interest at 7.63%, payable in quarterly
       installments of $200, plus interest, with a final
       installment due March 31, 1999                                                               5,400

       Note payable to Small Business Administration, bearing
       interest at 9.23%, payable in monthly payments of interest
       and principal through July 2011                                           656                  630

       Note payable to Small Business Administration, bearing
       interest at 6.625%, payable in monthly payments of
       interest and principal through September 2006, and
       collateralized by equipment with no remaining net book
       value                                                                     238                  226

       Miscellaneous capital lease obligations for equipment,
       requiring monthly payments ranging from $1 to $7,
       including principal and interest, at rates ranging from
       8.25% to 12.1% and maturing at dates ranging from 1998
       through 2002                                                              476                  664

       Various other notes, requiring monthly payments ranging
       from $1 to $50, including principal and interest at rates
       ranging from 9.25% to 14.5%, and maturing at dates ranging
       from 1998 through 2001                                                    392                  487
                                                                     ----------------     ----------------

                                                                       $        9,460      $        12,940
                                                                     ================     ================

(In Thousands, Except Share and Per Share Data)

   Aggregate maturities of long-term debt at September 28, 1997 are as follows for fiscal years:

           1998                     $  2,994
           1999                        6,318
           2000                      171,924
           2001                        1,787
           2002                          365
           Thereafter                    845
                                   ---------
                                   $ 184,233
                                   =========

7. COMMON STOCK PLANS

   The Company's Incentive Award Plan (the Award Plan) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock or a combination thereof, as determined by the Compensation Committee of the Board of Directors at the time of grant, to officers and certain employees. Under the Award Plan, 1,750,000 shares of the Company's common stock have been reserved for issuance. Options granted under the plan provide for the purchase of the Company's common stock at not less than the fair market value on the date the option is granted. In conjunction with the Company's initial public offering, options for 538,000 shares of common stock were granted at prices ranging from $8-$8.80 per share. The options expire on August 2, 1999 and portions of the options granted became exercisable beginning December 1, 1994 at varying times through fiscal year 1998. Options subsequently granted generally become exercisable over periods ranging from six months to two years and have terms of five years. In connection with the acquisition of Interstate as discussed in Note 17, the Company issued 43,500 restricted shares under the Award Plan during 1997.

   On February 23, 1995, the Shareholders approved the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Employee Directors Stock Option
   Plan) which provides for the grant of stock options to the non-employee directors of the Company. Under this plan, 100,000 shares of the Company's common stock have been reserved for issuance. Options granted under the plan provide for the purchase of the Company's common stock at not less than the fair market value on the date the option is granted. The options issued under this plan are exercisable six months after the date of grant and expire five years after the date of grant. As of September 29, 1996 and September 28, 1997, options for 50,000 shares of the Company's stock have been issued under this plan and 50,000 shares are available for grant. All of the 50,000 options issued to date were granted at $15.25 per share, became exercisable in January 1996, and expire in June 2000. None of these options have been exercised as of September 28, 1997.

(In Thousands, Except Share and Per Share Data)

   Transactions under both plans are summarized as follows:

                                                                                                               WEIGHTED-
                                                                    NUMBER                 RANGE OF             AVERAGE
                                                                  OF OPTIONS            EXERCISE PRICES      EXERCISE PRICE
                                                                 ------------           ---------------      --------------
        Options outstanding, October 2, 1994                           538,000          $ 8.00 - $ 8.80             $  8.07
        Granted                                                        159,000          $13.38 - $16.06             $ 15.64
        Exercised                                                      (41,500)         $          8.00             $  8.00
        Canceled                                                       (50,000)         $          8.00             $  8.00
                                                                 ------------------------------------------------------------

        Options outstanding, October 1, 1995                           605,500          $ 8.00 - $16.06             $ 10.07
        Granted                                                        100,000          $         12.06             $ 12.06
        Exercised                                                      (40,000)         $          8.00             $  8.00
                                                                 ------------------------------------------------------------

        Options outstanding, September 29, 1996                        665,500          $ 8.00 - $16.06             $ 10.49
        Granted                                                         34,000          $14.44 - $14.88             $ 14.57
        Exercised                                                      (59,310)         $ 8.00 - $16.06             $  8.41
        Canceled                                                       (20,000)         $         16.06             $ 16.06
                                                                 ------------------------------------------------------------

        Options outstanding, September 28, 1997                        620,190          $   8.00-$16.06             $ 11.00
                                                                 ============================================================

   The following table summarizes information about options exercisable and granted as of the following years:

                                                   OCTOBER 1,               SEPTEMBER 29,          SEPTEMBER 28,
                                                      1995                      1996                    1997
                                                 --------------            ---------------         --------------
        Options exercisable                            346,500                  495,500                610,190

        Weighted-average exercise
         price of options exercisable                 $   8.21                 $  10.19               $  10.67

(in Thousands, Except Share and Per Share Data)

   The following table summarizes information about options outstanding at September 28, 1997:


                             OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
          ---------------------------------------------------------    -------------------------------------
                                                        WEIGHTED
                                 NUMBER                  AVERAGE             NUMBER
                               OUTSTANDING              REMAINING         EXERCISABLE
             EXERCISE         SEPTEMBER 28,            CONTRACTUAL         SEPTEMBER 28,           EXERCISE
              PRICE               1997                    LIFE                1997                   PRICE
          ------------      -----------------         -------------    -------------------       ------------
                $8.00                 280,190             1.8                   280,190               $8.00
                $8.80                  50,000             1.8                    50,000               $8.80
               $13.38                  10,000             1.9                    10,000              $13.38
               $15.25                  50,000             2.8                    50,000              $15.25
               $16.06                  96,000             2.8                    96,000              $16.06
               $12.06                 100,000             3.9                   100,000              $12.06
               $14.44                  24,000             4.5                    24,000              $14.44
               $14.88                  10,000             4.6
                            -----------------                         -----------------

                                      620,190                                   610,190
                            =================                         =================

   The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                               SEPTEMBER 29,       SEPTEMBER 28,
                                                   1996                1997
                                              ---------------     ---------------
    Net income:
     As reported                              $       16,742      $       23,164
     Pro forma                                $       16,301      $       22,989

   Net income per share:
     As reported                              $         0.95      $         1.31
     Pro forma                                $         0.93      $         1.30

   The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted have different vesting periods and additional awards are made each year.

(in Thousands, Except Share and Per Share Data)

   The Company elected to use the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following weighted average assumptions were used to derive the fair values:

                                               SEPTEMBER 29,        SEPTEMBER 28,
                                                   1996                 1997
                                              ---------------      --------------
   Dividend yield                                          0%                  0%
   Expected life (years)                                   3                   3
   Expected volatility                                  44.2%               41.9%
   Risk-free interest rate (range)                      6.32%       6.27% - 6.56%


   The Company also has an Employee Stock Purchase Plan (Stock Purchase Plan) that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at specified dates at no less than 85% of the fair market value of the stock as of the offering date. All active employees are eligible to participate. Shares of common stock under the Stock Purchase Plan are to be purchased in the open market or issued from treasury stock. The maximum number of shares currently available under the Stock Purchase Plan is 250,000 shares. Subscriptions were outstanding for approximately 49,000 shares of common stock at $9.55 per share at September 29, 1996 and approximately 75,000 shares of common stock at $13.30 per share were outstanding at September 28, 1997.

   On December 15, 1994, the Board of Directors approved the Stock Plan for Non-Employee Directors (Directors Stock Plan) to enable its non-employee directors to have all or part of their directors' fees used to purchase shares of the Company's common stock. As of September 29, 1996 and September 28, 1997, 5,013 shares have been issued under this plan.


8. PREFERRED STOCK

   The Company has 5,000,000 shares of preferred stock authorized for issuance. The preferences, powers, and rights of the preferred stock are to be determined by the Company's board of directors. None of these shares are issued and outstanding.

(in Thousands, Except Share and Per Share Data)

9. INCOME TAXES

   The components of the provision for income taxes consist of the following:

                                                OCTOBER 1,          SEPTEMBER 29,         SEPTEMBER 28,
                                                  1995                  1996                  1997
                                            ------------------    ------------------    ------------------
   Current income tax expense:
     Federal                                  $          7,522      $          6,192      $         10,355
     State                                               1,001                 1,526                 1,410
                                            ------------------    ------------------    ------------------

                                                         8,523                 7,718                11,765
                                            ------------------    ------------------    ------------------
   Deferred income tax expense (benefit):
     Federal                                             1,824                 3,054                 2,511
     State                                                 672                   390                  (384)
                                            ------------------    ------------------    ------------------

                                                         2,496                 3,444                 2,127
                                            ------------------    ------------------    ------------------
   Valuation allowance                                                                                 918
                                            ------------------    ------------------    ------------------

   Total provision for income taxes           $         11,019      $         11,162      $         14,810
                                            ==================    ==================    ==================



   Deferred tax assets and liabilities are composed of the following:

                                                                                    SEPTEMBER 29,          SEPTEMBER 28,
                                                                                         1996                  1997
                                                                                 ------------------    -------------------
   Current:
   Allowance for doubtful accounts and returns                                     $            980      $             861
   Accrued insurance liabilities                                                              1,719                  2,417
   Other accrued liabilities                                                                  1,712                  5,151
                                                                                 ------------------    -------------------

       Net current deferred tax asset                                              $          4,411      $           8,429
                                                                                 ==================    ===================

   Long-term:
     Basis differences of property, plant, and equipment                           $         15,685      $          36,807
     Other, net                                                                                  40                  1,196
     Valuation allowance                                                                                               918
                                                                                 ------------------    -------------------

       Net long-term deferred tax liability                                        $        15,725       $         38,921
                                                                                 ==================    ===================

   Realization of deferred tax assets associated with certain state net operationg loss (NOL) carryforwards is dependent upon the related subsidiary generating sufficient income prior to their expiration. Management believes that there is a risk that certain of the NOL carryforwards may expire unused, and, accordingly, has established a valuation allowance against them of $918 as of September 28, 1997.

   The Company has NOLs for state income tax reporting purposes of $15,373 available for years beginning after September 28, 1997. These NOLs have expiration dates through fiscal year 2012.

   Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as indicated below:


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(In Thousands, Except Share and Per Share Data)

                                                                  October 1,                    September 29,        September 28,
                                                                     1995                            1996                 1997
                                                             -----------------               -----------------    -----------------
      Provision for income taxes at statutory federal
       income tax rate                                        $         9,837                 $         9,766      $        13,291
      Increase (decrease) resulting from:
       Officers' life insurance                                            27                               7                   87
       Nondeductible meals and entertainment
         expenses                                                         107                             133                  190
       State income taxes                                               1,075                           1,245                  345
       Valuation allowance                                                                                                     918
       Other, net                                                         (27)                             11                  (21)
                                                             -----------------               -----------------    -----------------
      Total provision for income taxes                        $        11,019                 $        11,162      $        14,810
                                                             -----------------               -----------------    -----------------

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

     Bohn maintains a defined benefit pension plan covering employees subject to a collective bargaining agreement. Benefits under the plan accrued at a rate of $14.50 per month per year of credited service during 1996 and 1997, respectively.

     Interstate sponsors two defined pension plans covering Milwaukee union employees. Pursuant to its collective bargaining agreements, Interstate amended these defined benefit plans in 1991 and 1990 to cease future benefit accruals and to freeze the current benefit rates.

     Oberdorfer maintains a defined benefit pension plan covering employees subject to a collective bargaining agreement. Benefits under the plan accrued at a rate of $16 and $19 per month per year of service during 1996 and 1997, respectively.

     SDCC has two defined benefit pension plans for employees covered by a collective bargaining agreement. The plans provide pension benefits equal to a multiple of years of continuous service before age 65. The Company's policy is to make annual contributions to the plans based on the maximum amount allowed as deductible by the Internal Revenue Service.

(In Thousands, Except Share and Per Share Data)

   The components of net pension costs of the plans are as follows:

                                   ASSETS EXCEED ACCUMULATED BENEFITS                ACCUMULATED BENEFITS EXCEED ASSETS
                             ---------------------------------------------    -----------------------------------------------
                                               YEAR ENDED                                        YEAR ENDED
                             ---------------------------------------------    -----------------------------------------------
                            OCTOBER 1,     SEPTEMBER 29,     SEPTEMBER 28,     OCTOBER 1,     SEPTEMBER 29,     SEPTEMBER 28,
                               1995            1996              1997             1995            1996              1997
                          ------------   ---------------   ---------------   ------------   ---------------   ---------------

        Service cost        $       95     $         217     $         168     $      307     $         306     $         167
        Interest cost              240               442               457            529               514               434
        Return on plan
         assets                   (313)             (443)             (757)          (518)             (674)             (470)
        Net amortization
         and deferral               84               (27)              256            115               290                73
                          ------------   ---------------   ---------------   ------------   ---------------   ---------------

         Net pension
         expense            $      106     $         189     $         124     $      433     $         436     $         204
                          ============   ===============   ===============   ============   ===============   ===============


   The measurement dates for the plan assets and obligations for fiscal years 1996 and 1997 are September 30, 1996 and 1997, respectively. The reconciliation of the funded status of the plans combined is as follows:


                                           ASSETS EXCEED                    ACCUMULATED BENEFITS
                                        ACCUMULATED BENEFITS                    EXCEED ASSETS
                                 ---------------------------------   ---------------------------------
                                   SEPTEMBER 29,     SEPTEMBER 28,     SEPTEMBER 29,     SEPTEMBER 28,
                                       1996              1997              1996              1997
                                 ---------------   ---------------   ---------------   ---------------
     Present value of accumu-
      lated plan benefits:
        Vested                     $      5,970      $      6,023      $      6,406      $      6,512
        Nonvested                           574               323               379               399
                                 ---------------   ---------------   ---------------   ---------------

                                   $      6,544      $      6,346      $      6,785      $      6,911
                                 ===============   ===============   ===============   ===============

     Projected benefit
      obligation                   $      6,544      $      6,346      $      7,287      $      6,911
      Fair value of plan assets           6,988             6,788             6,384             5,700
                                 ---------------   ---------------   ---------------   ---------------
     Projected benefit
      obligation less than (in
      excess of) plan assets                444               442              (903)           (1,211)
     Unrecognized net (gain)
      loss                                  299               242              (145)            1,071
     Prior service cost not yet
      recognized in net
      periodic pension cost                 320               286               261               578
     Unrecognized  net
      assets at date of initial
      application                          (210)              (88)              705               (38)
     Additional minimum liability                                               (78)             (811)
                                 ---------------   ---------------   ---------------   ---------------
     (Accrued) prepaid
      pension liability            $        853      $        882      $       (160)      $      (411)
                                 ===============   ===============   ===============   ===============

(In Thousands, Except Share and Per Share Data)

     The settlement (discount) rates used to measure the projected benefit obligations for all plans ranged from 7.25% to 8.5% for 1996 and from 6.5% to 8.5% for 1997. The expected long-term rates of return on all plan assets ranged from 7.5% to 8.5% for 1996 and from 7.5% to 9.0% for 1997.

     ADCC's union employees are covered by a multi-employer defined benefit pension plan sponsored by the union which represents the employees. The Company makes contributions to the plan in accordance with the collective bargaining agreement between the Company and the union. The Company contributed $70, $63, and $59 to this plan in fiscal years 1995, 1996, and 1997, respectively. The actuarial present value of accumulated plan benefits at January 1, 1997 (the most recent valuation date) for the multi-employer union plan as a whole determined through an actuarial valuation performed as of that date was approximately $107,100. The market value of the union plan's net assets available for benefits on that date was approximately $143,100.

     In addition to those benefits provided by the frozen defined benefit plans described above, Interstate's union employees are covered by two multi-employer defined benefit pension plans sponsored by two labor unions which represent the employees. The Company makes contributions to the plans in accordance with the collective bargaining agreements between Interstate and the unions. The Company contributed $133 to these plans in fiscal year 1997. The actuarial present values of accumulated plan benefits at January 1, 1996 (the most recent valuation date) for the multi-employer union plans as a whole determined through actuarial valuations performed as of that date were $2,284,852 and $3,047,776. The market values of the union plans' net assets available for benefits on that date were $3,441,855 and $3,861,743.


11.  DEFINED CONTRIBUTION PLANS

     The Company maintains separate divisional or subsidiary defined contribution 401(k) plans covering substantially all employees (other than those covered by collective bargaining agreements). Company contributions are based upon a multiple of operating income as a percentage of sales on a divisional or subsidiary basis. However, the Company will match a minimum of 20%.

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

(In Thousands, Except Share and Per Share Data)

     contributes 3% of all salaried employees' annual compensation to the plan without regard for employee contribution.

     Interstate maintains a 401(k) plan covering all salaried employees. Company matching contributions are discretionary.

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

     TSC maintains three 401(k) plans which cover its salaried and hourly employees. Company contributions to the salaried plan are based upon a multiple of operating income as a percentage of sales. Company contributions to the two hourly plans are 20% of the first 5% of the employee contribution for one plan and 22% of the first 7% of the employee contribution for the second plan.

     Contribution expense recognized by the Company under the 401(k) plans totaled $1,550, $2,068 and $3,237 in fiscal years 1995, 1996, and 1997, respectively.

     On August 17, 1995, the Board of Directors approved the nonqualified deferred compensation plan which allows certain members of management and highly compensated employees to defer a portion of their compensation. The deferred compensation, which together with Company matching amounts and accumulated interest, is distributable in cash after retirement or termination of employment. The Company recognized expense related to this plan of $98 and $110 in fiscal years 1996 and 1997, respectively. No amounts were contributed in fiscal year 1995.


12.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Interstate provides postretirement benefits other than pensions, including health care and life insurance, to certain employee groups. Interstate currently funds the cost of providing these benefits as they are incurred.

     Employees governed by collective bargaining agreements receive the following benefits:

     * Health insurance coverage to age 65 if they retire after age 62.

     * Life insurance coverage, in varying amounts, for the remainder of their lives.

(In Thousands, Except Share and Per Share Data)

   Certain salaried employees receive health care and life insurance benefits for the remainder of their lives if they retire after age 60.

   The net periodic postretirement benefit cost is as follows:


                                                                                        SEPTEMBER 28,
                                                                                            1997
                                                                                     -----------------
        Service cost                                                                   $            90
        Interest cost                                                                              158
        Amortization of unrecognized gain                                                           (8)
                                                                                     -----------------

                                                                                       $           240
                                                                                     =================

   The measurement date for the plan assets and obligations for fiscal year 1997 is July 1, 1997. A reconciliation of the funded status of the plan is as follows:

                                                                                                    SEPTEMBER 28,
                                                                                                        1997
                                                                                                 -----------------
        Accumulated postretirement benefit obligation:
            Retirees                                                                               $           958
            Fully eligible active plan participants                                                            288
            Other active plan participants                                                                     936
                                                                                                 -----------------

                                                                                                             2,182
        Plan assets at fair value                                                                                0
                                                                                                 -----------------

        Accumulated postretirement benefit obligation
            in excess of plan assets                                                                         2,182
        Unrecognized net gain                                                                                  523
                                                                                                 -----------------

        Accrued postretirement benefit liability                                                             2,705
        Less current portion                                                                                  (150)
                                                                                                 -----------------

                                                                                                   $         2,555
                                                                                                 =================

   Assumptions affecting the calculation of the accumulated obligation are as follows:


     Health care cost trend rate       7.6%, with the rate decreasing until it levels out
                                       at 6% for the year 2001 and thereafter.

     Discount rate                     8%

   The effect of a one percentage point increase in the assumed health care cost trend rate would have increased the expense during fiscal year 1997 by $66 and would have increased the accumulated postretirement benefit obligation by $289 at September 28, 1997.

(In Thousands, Except Share and Per Share Data)

13.  COMMITMENTS AND CONTINGENT LIABILITIES

     On July 8, 1993, the Company entered into a consulting and noncompetition agreement with respect to the iron lost foam casting business of Robinson Foundry, Inc. (Robinson). The agreement consists of Robinson transferring existing business and orders to CFCC, providing technical and sales assistance to CFCC, and agreeing not to compete with the Company in the iron lost foam casting business for a period of five years. The agreement requires the Company to make payments to Robinson in the amount of $300 at the closing of the agreement and upon each of the next four anniversary dates of the agreement. The agreement also requires the Company to pay commissions to Robinson, at a rate of 6%, for all CFCC sales arising from this agreement in excess of $5,000 and to pay an additional 5% commission for all sales to new customers established by Robinson during the term of the agreement. There were no commissions paid under this agreement during fiscal years 1995, 1996, and 1997. In conjunction with the agreement, the Company entered into a noncompetition agreement with Robinson's principal owner requiring the Company to make annual payments of $100 to this owner concurrent with the payments to Robinson. The liabilities and corresponding intangible assets associated with these noncompetition agreements are reflected in the Company's consolidated balance sheets. The intangible assets are being amortized over the terms of the agreements.

     The Company leases offices and equipment under operating lease agreements expiring in various years through 2002. Rent expense under operating leases was $505, $1,277, and $1,954 in fiscal years 1995, 1996, and 1997, respectively. Minimum future rental payments under operating leases having remaining terms in excess of one year are as follows for fiscal years:


                    1998                   $      1,504
                    1999                          1,167
                    2000                            843
                    2001                            507
                    2002                            402
                    Thereafter                       87
                                           ------------
                                           $      4,510
                                           ============

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

     The Company is subject to numerous federal, state, and local environmental laws and regulations. Management believes that the Company is in material compliance with such laws and regulations and that potential environmental liabilities, if any, are not material to the consolidated financial position or results of operations of the Company.

     The divisions and subsidiaries are primarily self insured for workman's compensation claims and health plans. Stop loss insurance agreements are utilized to limit the Company's liability on

(In Thousands, Except Share and Per Share Data)

    both a specific and aggregate basis for the period of coverage. The liability for unpaid claims includes an accrual for an estimate of claims incurred but not reported.


14. RELATED PARTY TRANSACTIONS

    The Company made payments totaling $234, $542, and $254 in fiscal years 1995, 1996, and 1997, respectively, to a law firm in which one of the Company's stockholders is a partner.


15. FINANCIAL INSTRUMENTS

    Financial instruments consist of the following:


                                                          SEPTEMBER 29, 1996            SEPTEMBER 28, 1997
                                                   ------------------------------    ------------------------------
                                                      CARRYING           FAIR           CARRYING           FAIR
                                                       AMOUNT            VALUE           AMOUNT            VALUE
                                                   -------------    -------------    -------------    -------------
        Accounts receivable - trade, net             $    77,931      $    77,931      $    93,542      $    93,542
        Accounts payable                             $    33,668      $    33,668      $    43,256      $    43,256
        Credit facility                              $   133,055      $   134,684      $   170,393      $   174,371
        Interest rate swaps                                           $      (830)                      $    (2,496)
        Other long-term debt, including current
        portion                                      $    10,545      $     8,940      $    13,840      $    12,768

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the credit facility and a portion of the other long-term debt approximates fair value because the underlying instruments are at variable interest rates which reprice frequently. Fair value for fixed rate long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

    As discussed in Note 6, the Company is party to three interest rate swap agreements with durations of five years to hedge against interest rate exposures on $80,000 of long-term debt. The fair value of the interest rate swaps is estimated based on valuations from the Company's lead bank.

(In Thousands, Except Share and Per Share Data)

16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The following represents noncash financing and investing activities:

                                                                                  YEAR ENDED
                                                                      ------------------------------------
                                                                         OCTOBER 1,        SEPTEMBER 29,
                                                                            1995                1996
                                                                      ----------------    ----------------
        Issuance of common stock in acquisitions                      $         2,310
        Debt incurred in connection with acquisitions                 $        12,600      $          320


     There were no such transactions during the year ended September 28, 1997.


17.  ACQUISITIONS

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

     On May 8, 1995, the Company completed the purchase of the outstanding stock of BFC for $13,000 in cash, a note payable for $2,000 payable over a three year period, and 61,540 shares of common stock of the Company valued at $1,000. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of BFC based on their estimated fair values at the date of acquisition. Operating results of BFC since May 8, 1995 are included in the Company's consolidated financial statements.

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

(In Thousands, Except Share and Per Share Data)

     Operating results of Penn Steel since June 12, 1995 are included in the Company's consolidated financial statements through the date the Company was sold (See Note 18).

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

     The estimated fair value of assets acquired and liabilities assumed in each of the fiscal year 1995 acquisitions are summarized as follows:

                                                     OBERDORFER          IFC             BFC            PENN STEEL         CP
                                                    -------------    ------------   -------------     -------------    ----------
        Accounts receivable, net                     $     1,535      $    2,549      $    6,620      $      3,016      $  5,532
        Inventories                                        1,408           1,945             852             3,459         5,084
        Other current assets                                 353             210             725               321         1,043
        Property, plant, and equipment                     4,611           7,875           4,020             4,740        38,243
        Intangible assets and other                        1,030                          11,673                72        12,399
        Accounts payable and accrued expenses             (3,491)         (2,084)         (5,763)           (2,355)       (5,501)
        Long-term debt                                    (4,846)         (3,795)         (2,127)           (6,943)
                                                    -------------    ------------    ------------     -------------    ----------

        Purchase price                               $       600      $    6,700      $   16,000      $      2,310       $56,800
                                                   ==============   =============   =============    =============    ===========


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

(In Thousands, Except Share and Per Share Data)

   Effective April 1, 1996, the Company completed the purchase of the net assets of Bohn for $8,250 in cash and the assumption of $2,012 in long-term debt. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Bohn based on their estimated fair values at the date of acquisition. Operating results of Bohn since April 1, 1996 are included in the Company's consolidated financial statements.

   Effective October 29, 1996, the Company completed the purchase of the outstanding stock of Interstate for $51,089 in cash plus the assumption of $22,700 of long-term debt. In addition, the purchase agreement requires contingent payments equal to five times the amount by which the average annual net earnings of Interstate before all interest, income taxes, and franchise taxes during the three-year period from January 1, 1996 through December 31, 1998 exceeds $10,000, computed in accordance with generally accepted accounting principles on a pre-merger basis. Any additional payments made, as the contingencies are resolved, will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. During fiscal year 1997, the Company distributed $2,542 to the previous stockholders of Interstate representing the Company's contingent payment for calendar year 1996 as required by the purchase agreement. This payment has been included in the calculation of the cash paid for the Interstate acquisition of $51,089. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Interstate based on their estimated fair values at the date of acquisition. Operating results of Interstate since October 29, 1996 are included in the Company's consolidated financial statements.

   The estimated fair value of assets acquired and liabilities assumed in each of the fiscal year 1996 and 1997 acquisitions are summarized as follows:


                                               TSC           HI-TECH           SACC            BOHN          INTERSTATE
                                           ------------    ------------    ------------    ------------     -------------
        Accounts receivable, net           $     3,833      $      801      $     9,911      $     4,139     $    15,161
        Inventories                              4,795             367            5,975            1,300          12,946
        Other current assets                       211               8               19              112           3,014
        Property, plant, and equipment           9,938           4,622           26,980            5,948          78,353
        Intangible assets and other                521             437            5,046            2,777
        Accounts payable and
         accrued expenses                       (4,103)           (410)          (7,393)          (4,014)        (18,675)
        Deferred income taxes                                                                                    (17,046)
        Long-term debt                          (2,195)         (2,625)         (28,538)          (2,012)        (22,664)
                                           ------------     ------------    ------------     ------------   -------------

        Purchase price                     $    13,000      $     3,200     $    12,000      $     8,250     $    51,089
                                           ============     ============    ============     ============   =============

   The following unaudited pro forma summary for the year ended September 29, 1996 combines the results of operations of the Company with the acquisitions of Bohn, Hi-Tech, Interstate, SACC, and Texas Steel, the sale of Penn Steel, and the idling of the steel division operations at Texas Foundries as if the acquisitions, sale and idling had occurred at the beginning of the 1996 fiscal year. For the year ended September 28, 1997, the pro forma summary presents the results

(In Thousands, Except Share and Per Share Data)

   of operations of the Company as if the acquisitions of Interstate and the sale of Penn Steel had occurred at the beginning of the 1997 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions, sale, and idling been made at the beginning of the respective fiscal years, or of results which may occur in the future.


                                                                                 SEPTEMBER 29,              SEPTEMBER 28,
                                                                                     1996                       1997
                                                                              -----------------          -----------------
        Sales                                                                   $    596,104               $    658,108
        Operating income                                                        $     47,402               $     53,292
        Income before provision for income taxes                                $     31,627               $     38,401
        Net income                                                              $     18,976               $     23,425
        Net income per common share                                             $       1.07               $       1.32

    Pro forma earnings per share for the years ended September 29, 1996 and September 28, 1997 is calculated by dividing pro forma net income by the weighted average shares outstanding of 17,693,974 and 17,733,157, respectively.

    The Company's April 30, 1993 acquisition of Mabry included an agreement for contingent consideration based on earnings. The Company recorded additional amounts due to the sellers of Mabry of $2,793 in fiscal year 1995 in full settlement of such contingent consideration. This amount is included as an addition to goodwill related to such acquisition.

18. SALE OF PENN STEEL

    On October 31, 1996, the Company completed the sale of Penn Steel and recorded a one-time pre-tax loss of $1,807 in the consolidated statement of income for the year ended September 29, 1996.

19. SUBSEQUENT EVENT

    Subsequent to year end, the Company acquired all of the stock of Camden Casting Center, Inc. (Camden) of Camden, Tennessee from Kelsey Hayes Company for a purchase price of approximately $2,000. The acquisition will be accounted for under the purchase method of accounting. Coincident with the purchase of Camden, the Company entered into a requirements supply contract for the sale of castings to Kelsey Hayes Company.

    Camden produces high volume ductile iron braking parts. Its annual sales for the year ended December 31, 1997 are anticipated to be approximately $20,000. Over 90% of its sales are to Kelsey Hayes Company.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal years 1996 and 1997 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS

     Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 17, 1998, as filed with the Securities and Exchange Commission.

ITEM 11:  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 17, 1998, as filed with the Securities and Exchange Commission.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the section entitled "Security Ownership of Management and Certain Beneficial Owners" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 17, 1998, as filed with the Securities and Exchange Commission.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 17, 1998, as filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBITS

     The exhibits set forth in the following index of exhibits are filed as a part of this report:

 Exhibit
 -------
  Number                                                                                  Page
 -------                                                                                  -----
    3.1        Certificate of Incorporation of the Company, as amended /(1)/

    3.2        Bylaws of the Company /(1)/

10.2(v)        Amended and Restated Credit Agreement dated as of July 24, 1997 among the Company and its subsidiaries, certain banks party to the
               Agreement, The First National Bank of Chicago, and SouthTrust Bank,
               National Association /(2)/

10.2(w)        Agreement and Plan of Merger dated May 16, 1996 among Interstate
               Forging Industries, Inc., Citation Forging Corporation, and Citation
               Corporation, as amended /(3)/

10.3(a)        Employment Agreement commencing on August 9, 1994 between Citation
               Corporation and T. Morris Hackney /(1)/

10.3(b)        Employment Agreement commencing on August 9, 1994 between Citation
               Corporation and R. Conner Warren /(1)/

   10.4        Citation Corporation Incentive Award Plan /(1)/

10.4(a)        Citation Corporation Stock Plan for Non-Employee Directors/(4)/

10.4(b)        Citation Non-Qualified Stock Option Plan for Non-Employee Directors/
               (5)/

   10.6        Tax Indemnification Agreement between Shareholders existing prior to
               August 9, 1994 and Citation Corporation/(1)/

     21        Subsidiaries of the Registrant                                                 67

     23        Consent of Coopers & Lybrand, L.L.P.                                           68

     27        Financial Data Schedule, submitted to the Securities and Exchange
               Commission in electronic format.

   99.1        Report of Independent Certified Public Accountants on Supplementary
               Information                                                                    69

   99.2        Schedule II - Valuation and Qualifying Accounts                                70

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 33-79804, as filed August

     2, 1994). The exhibit numbers listed correspond to the exhibit numbers in the Form S-1.

(2) Incorporated by reference to Exhibit 10.2(v) of the Company's report on Form 10-Q for the quarter ended June 29, 1997.

(3) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated October 29, 1996.

(4) Incorporated by reference to Exhibit 10.4(a) of the Company's Annual Report on Form 10-K for the year ended October 1, 1995.

(5) Incorporated by reference to Exhibit 10.4(b) of the Company's Annual Report on Form 10-K for the year ended September 29, 1996.


FINANCIAL STATEMENT SCHEDULES

     The Index to financial statements filed as a part of this Report is contained at page 31.

     The following schedule is filed as an exhibit to this report:

          Report of Independent Certified Public Accountants on Supplementary Information

          Schedule II - Valuation and Qualifying Accounts

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended September 28, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CITATION CORPORATION

                             /s/  T. Morris Hackney            December 11, 1997
                           ------------------------
                           By:    T. MORRIS HACKNEY
                                  Chief Executive Officer and
                                  Chairman of the Board


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. Morris Hackney            Chief Executive Officer and           December 11, 1997
-------------------------------     Chairman of the Board
T. MORRIS HACKNEY                (Principal Executive Officer)


/s/ Frederick F. Sommer          President and Chief Operating         December 11, 1997
-------------------------------    Officer
FREDERICK F. SOMMER

/s/ R. Conner Warren             Executive Vice President of           December 11, 1997
-------------------------------    Finance and Administration
R. CONNER WARREN                   Treasurer and Director
                                  (Principal Financial Officer)


/s/ Thomas W. Burleson           Vice President - Corporate            December 11, 1997
-------------------------------    Controller
THOMAS W. BURLESON                (Principal Accounting Officer)


/s/ Hugh G. Weeks                Director                              December 11, 1997
-------------------------------
HUGH G. WEEKS

/s/ A. Derrill Crowe             Director                              December 11, 1997
-------------------------------
A. DERRILL CROWE

/s/ Franklyn Esenberg            Director                              December 11, 1997
-------------------------------
FRANKLYN ESENBERG

/s/ William W. Featheringill     Director                              December 11, 1997
-------------------------------
WILLIAM W. FEATHERINGILL

/s/ Frank B. Kelso, II           Director                              December 11, 1997
-------------------------------
FRANK B. KELSO, II

/s/ Van L. Richey                Director                              December 11, 1997
-------------------------------
VAN L. RICHEY

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549




                                   EXHIBITS

                                      TO

                                   FORM 10-K


                             CITATION CORPORATION



For the fiscal year ended September 28, 1997         Commission file No. 0-24492

                               TABLE OF CONTENTS
                                  FOR EXHIBITS


     The exhibits set forth in the following index of exhibits are filed as a part of this report:

 Exhibit
 -------
  Number                                                                                      Page
 -------                                                                                      ----
    3.1        Certificate of Incorporation of the Company, as amended /(1)/

    3.2        Bylaws of the Company /(1)/

10.2(v)        Amended and Restated Credit Agreement dated as of July 24, 1997 among the Company and its subsidiaries, certain banks party to the Agreement,
               The First National Bank of Chicago, and SouthTrust Bank, National
               Association /(2)/

10.2(w)        Agreement and Plan of Merger dated May 16, 1996 among Interstate
               Forging Industries, Inc., Citation Forging Corporation, and Citation
               Corporation, as amended /(3)/

10.3(a)        Employment Agreement commencing on August 9, 1994 between Citation
               Corporation and T. Morris Hackney /(1)/

10.3(b)        Employment Agreement commencing on August 9, 1994 between Citation
               Corporation and R. Conner Warren /(1)/

   10.4        Citation Corporation Incentive Award Plan /(1)/

10.4(a)        Citation Corporation Stock Plan for Non-Employee Directors/(4)/

10.4(b)        Citation Non-Qualified Stock Option Plan for Non-Employee Directors/
               (5)/

   10.6        Tax Indemnification Agreement between Shareholders existing prior to
               August 9, 1994 and Citation Corporation/(1)/

     21        Subsidiaries of the Registrant                                                   67

     23        Consent of Coopers & Lybrand, L.L.P.                                             68

     27        Financial Data Schedule, submitted to the Securities and Exchange
               Commission in electronic format.

   99.1        Report of Independent Certified Public Accountants on Supplementary              69
               Information

   99.2        Schedule II - Valuation and Qualifying Accounts                                  70

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 33-79804, as filed August 2, 1994). The exhibit numbers listed correspond to the exhibit numbers in the Form S-1.

(2) Incorporated by reference to Exhibit 10.2(v) of the Company's report on Form 10-Q for the quarter ended June 29, 1997.

(3) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated October 29, 1996.

(4) Incorporated by reference to Exhibit 10.4(a) of the Company's Annual Report on Form 10-K for the year ended October 1, 1995.

(5) Incorporated by reference to Exhibit 10.4(b) of the Company's Annual Report on Form 10-K for the year ended September 29, 1996.