Form 10-Q
period 1997-12-28
CITATION CORP /AL/
filed 1998-02-10
CIK 924648

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                For the quarterly period ended December 28, 1997
                                              ------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
          For the transition period from              to
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

                                 (205) 871-5731
                        (Registrant's telephone number)
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X        No
                             -------        -------

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

             Class                             Outstanding at February 9, 1998
    ----------------------------               -------------------------------
    Common Stock, $.01 Par Value                          17,782,600

                                     INDEX


                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION

ITEM 1:  Financial Statements.............................................  1

             Interim Condensed Consolidated Balance Sheets................  2

             Interim Condensed Consolidated Statements of Income..........  3

             Interim Condensed Consolidated Statements of Cash Flows......  4

             Notes to Interim Condensed Consolidated Financial Statements.  5

ITEM 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  9

PART II: OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K................................. 11

         Exhibits:
             Exhibit 27 -  Financial data schedule, submitted to the
                           Securities and  Exchange Commission in
                           electronic format

SIGNATURES................................................................ 12

PART I:   FINANCIAL INFORMATION



ITEM I:   FINANCIAL STATEMENTS

     The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

          Interim Condensed Consolidated Balance Sheets at September 28, 1997 and December 28, 1997.

          Interim Condensed Consolidated Statements of Income for the three months ended December 29, 1996 and December 28, 1997.

          Interim Condensed Consolidated Statements of Cash Flows for the three months ended December 29, 1996 and December 28, 1997.

          Notes to Interim Condensed Consolidated Financial Statements.



--------------------------------------------------------------------------------


             [the remainder of this page intentionally left blank]

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

                                                             SEPTEMBER 28, 1997  DECEMBER 28, 1997
                                                             ------------------  ------------------
                                                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                   $  2,645           $  1,340
     Accounts receivable, net                                      93,542             95,588
     Inventories                                                   48,953             50,749
     Deferred income taxes, prepaid expenses and
          other assets                                             15,363             17,723
                                                                 --------           --------
                Total current assets                              160,503            165,400
Property, plant and equipment, net                                282,991            289,638
Other assets                                                       49,802             48,930
                                                                 --------           --------
                                                                 $493,296           $503,968
                                                                 ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Cash overdraft                                              $  4,211           $  7,679
     Current portion of long-term debt                              2,994              2,840
     Accounts payable                                              43,256             41,219
     Accrued expenses                                              43,496             45,625
                                                                 --------           --------
Total current liabilities                                          93,957             97,363

Long-term debt, net of current portion                            181,239            180,719
Deferred income taxes and other deferred liabilities               45,461             48,000
                                                                 --------           --------
                Total liabilities                                 320,657            326,082
                                                                 --------           --------

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000
          shares authorized, none issued and outstanding               --                 --
     Common stock, $0.01 par value; 30,000,000
          shares authorized, 17,759,600 and 17,782,600
          shares issued and outstanding at September 28,
          1997 and December 28, 1997, respectively                    177                178

Additional paid-in capital                                        107,243            107,370
Retained earnings                                                  65,219             70,338
                                                                 --------           --------
                Total stockholders' equity                        172,639            177,886
                                                                 --------           --------
                                                                 $493,296           $503,968
                                                                 ========           ========

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data)


                                                           Three Months Ended
                                                 DECEMBER 29, 1996   DECEMBER 28, 1997
                                                 ------------------  ------------------
                                                    (unaudited)         (unaudited)
Net sales                                              $   140,486         $   170,223
Costs of sales                                             118,360             143,225
                                                       -----------         -----------
     Gross profit                                           22,126              26,998

Selling, general and administrative expenses                12,805              15,538
                                                       -----------         -----------
     Operating income                                        9,321              11,460
Other (income) expenses:
     Interest expense, net                                   3,517               3,225
     Other, net                                                109                (157)
                                                       -----------         -----------
                                                             3,626               3,068
                                                       -----------         -----------
     Income before provision for income taxes                5,695               8,392
Provision for income taxes                                   2,221               3,273
                                                       -----------         -----------
     Net income                                        $     3,474         $     5,119
                                                       ===========         ===========
Earnings per share - basic (Note 6)                    $      0.20         $      0.29
                                                       ===========         ===========
Weighted average shares
     outstanding - basic (Note 6)                       17,718,491          17,781,325
                                                       ===========         ===========

Earnings per share - diluted (Note 6)                  $      0.19         $      0.28
                                                       ===========         ===========
Weighted average shares
     outstanding - diluted (Note 6)                     17,835,835          18,013,716
                                                       ===========         ===========


See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                     Three Months Ended
                                                                DECEMBER 29,    DECEMBER 28,
                                                                    1996           1997
                                                                ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                            (unaudited)    (unaudited)
Net income                                                          $  3,474       $  5,119
                                                                    --------       --------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for losses on receivables                                  66             94
     Depreciation                                                      6,290          7,343
     Amortization                                                        749            875
     Changes in operating assets and liabilities, net:
          Accounts receivable                                          7,523            227
          Inventories                                                    986         (1,061)
          Prepaid expenses and other assets                            5,806         (1,318)
          Accounts payable                                            (5,047)        (2,970)
          Accrued expenses and other liabilities                      (3,341)           923
                                                                    --------       --------
               Total adjustments                                      13,032          4,113
                                                                    --------       --------
               Net cash provided by operating activities              16,506          9,232
                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment expenditures - net                 (7,009)       (11,459)
     Proceeds from sale of Penn Steel                                  9,006             --
     Cash paid for acquisition                                       (47,780)            --
                                                                    --------       --------
               Net cash used by investing activities                 (45,783)       (11,459)
                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                   (2,223)         3,468
     Repayments of acquired debt                                     (16,340)            --
     Change in credit facility and other financing
          arrangements, net                                           47,730         (2,674)
     Change in paid in capital                                            28            128
                                                                    --------       --------
              Net cash provided by financing activities               29,195            922
                                                                    --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS
 FOR THE PERIOD                                                          (82)        (1,305)

              Cash and cash equivalents, beginning of period           2,267          2,645
                                                                    --------       --------
              Cash and cash equivalents, end of period              $  2,185       $  1,340
                                                                    ========       ========

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)




1. The interim condensed consolidated balance sheet of Citation Corporation (the "Company") at September 28, 1997 has been derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim condensed consolidated financial statements at December 28, 1997 and for the three months ended December 28, 1997 and December 29, 1996 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the 1997 annual report on SEC Form 10-K.

2.   A summary of inventories is as follows:

                                   September 28,  December 28,
                                       1997           1997
                                   -------------  ------------
        Raw materials                    $10,981       $ 9,416
        Supplies and containers           12,478        13,007
        Finished goods                    25,494        28,326
                                         -------       -------
                                         $48,953       $50,749
                                         =======       =======

3. Balances of major classes of assets and accumulated depreciation are as follows:


                                          September 28,   December 28,
                                              1997           1997
                                         --------------  ------------
        Land and improvements                 $ 11,096       $ 11,292
        Buildings                               50,217         51,371
        Plant equipment                        267,607        277,348
        Office equipment                        11,797         12,683
        Transportation equipment                10,527         10,617
        Construction in progress                23,149         24,870
                                              --------       --------
                                               374,393        388,181
        Less accumulated depreciation          (91,402)       (98,543)
                                              --------       --------
                                              $282,991       $289,638
                                              ========       ========

4.   The Company's other assets consist of the following:

                                          September 28,  December 28,
                                              1997           1997
                                          -------------  ------------
        Goodwill                                $46,161       $45,507
        Consulting and non-competition
              agreements                          1,178         1,031
        Other                                     2,463         2,392
                                                -------       -------
                                                $49,802       $48,930
                                                =======       =======

5.  Long term debt consists of the following:

                                                  September 28,  December 28,
                                                      1997           1997
                                                  -------------  ------------
        Credit facility                                $170,393      $170,486
        Industrial development bonds                        900           832
        Other financing arrangements                     12,940        12,241
                                                       --------      --------
                                                        184,233       183,559
        Less current portion of long-term debt            2,994         2,840
                                                       --------      --------
                                                       $181,239      $180,719
                                                       ========      ========

6.   Earnings per share ("EPS")

                                                   Quarter Ended December 29, 1996
                                                 Income        Shares      Per-Share
                                               (Numerator)  (Denominator)   Amount
                                               -----------  -------------  ---------
        EPS - BASIC:
        Income available to
             common stockholders                   $3,474     17,718,491       $0.20
        EFFECT OF DILUTIVE COMMON
             SHARES:
        Weighted Average Stock Options
         Outstanding                                             662,549

        LESS:
        Stock Options - Assumed Buyback (1)                     (286,205)
        Stock Options - Antidilutive (2)                        (259,000)
                                                   ------     ----------       -----
        EPS - DILUTED                              $3,474     17,835,835       $0.19
                                                   ======     ==========       =====

                                                  Quarter Ended December 28, 1997
                                                 Income        Shares      Per-Share
                                               (Numerator)  (Denominator)   Amount
                                               -----------  -------------  ---------
        EPS - BASIC:
        Income available to
             common stockholders                   $5,119     17,781,325       $0.29
        EFFECT OF DILUTIVE COMMON
             SHARES:
        Weighted Average Stock Options
         Outstanding                                             638,025

        LESS:
        Stock Options - Assumed Buyback (1)                     (405,634)
        Stock Options - Antidilutive (2)                              --
                                                   ------     ----------       -----
        EPS - DILUTED                              $5,119     18,013,716       $0.28
                                                   ======     ==========       =====

     (1) The number of stock options assumed to be bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common market share price during the period. The average common market share prices used in the above calculations were $11.28 and $18.06 for the three month periods ending December 29, 1996 and December 28, 1997, respectively.

     (2) Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive.

7. Effective December 1, 1997 the Company completed the purchase of the stock of Camden Casting Center, Inc. ("Camden") for $2,000 that was paid on January 20, 1998. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Camden based on their estimated fair values at the date of acquisition. Operating results of Camden since December 1, 1997 are included in the Company's condensed consolidated financial statements. Coincident with the purchase of Camden, the Company entered into a requirements supply contract for the sale of castings to LucasVarity. Camden produces high volume ductile iron braking parts. Its annual sales for the year ended December 31, 1997 were approximately $25,350. Over 90% of Camden's sales are to LucasVarity. Camden has approximately 240 employees. The estimated fair values of assets acquired and liabilities assumed are as follows:

            Accounts receivable                      $ 2,367
            Inventories                                  735
            Property, plant and equipment              2,531
            Deferred income tax asset                  1,045
            Accounts payable and accrued expenses     (3,973)
            Deferred income taxes                       (705)
                                                     -------
                 Purchase Price                      $ 2,000
                                                     =======

8. The following unaudited pro forma summary for the three months ended December 29, 1996 combines the results of operations of the Company with the acquisitions of Interstate Forging Industries, Inc. ("Interstate") and Camden as if the acquisitions had occurred at the beginning of the 1997 fiscal year. For the three months ended December 28, 1997, the pro forma summary presents the results of operations of the Company as if the acquisition of Camden had occurred at the beginning of the 1998 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of either fiscal years 1997 or 1998, or of results which may occur in the future.

     Pro forma interim condensed consolidated statements of income are as follows:

                                                                      Three Months Ended
                                                                  --------------------------
                                                                  December 29,  December 28,
                                                                      1996          1997
                                                                  ------------  ------------
        Sales                                                      $   155,791   $   173,938
        Operating income                                           $    10,326   $    10,843
        Income before provision for income taxes                   $     6,191   $     7,751
        Pro forma net income                                       $     3,776   $     4,728
        Weighted average shares outstanding - basic (note 6)        17,718,491    17,781,325
        Pro forma earnings per common share - basic                $      0.21   $      0.27
        Weighted average shares outstanding - diluted (note 6)      17,835,835    18,013,716
        Pro forma earnings per common share - diluted              $      0.21   $      0.26

9. Subsequent to December 28, 1997, the Company acquired the stock of Dycast, Inc. ("Dycast"), an aluminum die casting and machining company in Lake Zurich, Illinois for a purchase price of approximately $20,940 plus the assumption of approximately $2,620 of debt. The acquisition will be accounted for using the purchase method of accounting. Dycast represents the Company's first acquisition in aluminum die casting technology and produces aluminum die castings for automotive, appliance, and small engine applications. Dycast operates 22 die casting machines and is in the process of installing a squeeze casting machine. Annual sales for 1997 were approximately $26,000. Dycast has approximately 210 employees.



--------------------------------------------------------------------------------

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying interim condensed consolidated balance sheets and statements of income.

Forward Looking Statements. The statements in this Form 10-Q that are not historical fact are forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, among others, competition for customers, labor force and production facilities, the effects of changes in the economy such as inflation and unemployment rates, weather conditions and seasonal effects, the uncertainties of new products and programs, and changes in management. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof and reflect only management's belief and expectations based upon presently available information. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.


QUARTER ENDED DECEMBER 28, 1997 COMPARED TO THE QUARTER ENDED DECEMBER 29, 1996

Sales. Sales increased 21.2%, or $29.7 million, to $170.2 million for the three months ended December 28, 1997 from $140.5 million in the comparable prior year period. The increase consists of $13.1 million from the acquisitions of Interstate and Camden (collectively the "Acquisitions") and an 11.8% increase or $16.6 million from the Company's existing operations. Tons shipped for the Company's foundry operations increased 18.0% or 11,000 tons, to 72,000 tons for the three months ended December 28, 1997 from 61,000 tons in the comparable prior year period.

Gross Profit. Gross profit increased 22.0%, or $4.9 million, to $27.0 million in the 1998 first quarter from $22.1 million in the comparable 1997 period. The overall gross margin increased slightly to 15.9% in the 1998 first quarter from 15.8% in the comparable 1997 period. The gross margin for Acquisitions in the first quarter of fiscal 1998 was approximately 15.6%. The gross margin from existing units increased slightly to 15.9% in the 1998 first quarter from 15.8% in the comparable prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SGA") increased 21.3%, or $2.7 million, to $15.5 million in the 1998 first quarter from $12.8 million in the comparable 1997 period. SGA costs attributable to the Acquisitions was $1.1 million. SGA costs at existing Company operations increased approximately 13.0%, or $1.6 million. As a percentage of sales, overall SGA expenses remained flat at approximately 9.1% for both the first quarter of 1998 and 1997.

Operating Income. Operating income increased 23.0%, or $2.1 million, to $11.4 million for the 1998 first quarter from $9.3 million for the comparable 1997 quarter. The overall operating margin increased slightly to 6.7% in the 1998 first quarter from 6.6% in the comparable 1997 period. The operating margin for the Acquisitions for the 1998 first quarter was approximately 7.4%. The operating margin of existing Company operations increased slightly to 6.7% in the 1998 first quarter from 6.6% in the comparable 1997 period.

Interest Expense. Interest expense decreased to $3.2 million in the 1998 first quarter from $3.5 million in the comparable 1997 period. This decrease is primarily attributable to the reduction of interest rates by approximately 0.5% in July 1997 when the Company's credit facility was amended. (See additional discussion under "Liquidity and Capital Resources"). The overall interest rate reduction was partially offset by higher average outstanding debt balances relating to the acquisition of Interstate during the first quarter of fiscal 1997. The purchase price plus assumed debt of Interstate totalled approximately $73.8 million. Capitalized interest for the 1998 first quarter was approximately $275 thousand. There was no capitalized interest during the 1997 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

On July 24, 1997, the Company's credit facility was increased from $230,000 to $300,000 to be used for working capital purposes and to fund future acquisitions. Several new banks were added to the lending group. Under the amended facility, the Company can borrow at interest rates from LIBOR plus .5% to LIBOR plus 1.375% based upon the Company's ratio of debt to its cash flow, measured by earnings before interest and taxes plus depreciation and amortization (EBITDA). At September 28, 1997 and December 28, 1997, the Company was able to borrow at LIBOR plus 1%. The facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .18% to .30% based upon the Company's ratio of debt to EBITDA. At September 28, 1997 and December 28, 1997, the Company's unused commitment fee rate was .25%. The facility is collateralized by substantially all of the assets of the Company as well as the stock of its subsidiaries and expires on July 24, 2000. At September 28, 1997 and December 28, 1997, the total outstanding balance under this credit facility was $170,393 and $170,486, respectively and $129,607 and $129,514, respectively, was available for borrowing.

At September 28, 1997 and December 28, 1997, the Company had $5,393 and $5,486, respectively, outstanding under the swing line of credit of the above credit facility at the prime rate of 8.5%. At September 28, 1997 and December 28, 1997 the remaining $165,000 outstanding under this facility related to five revolving loans. The Company had $8,000 and $77,000 outstanding under these loans at interest rates of 6.65% and 6.85% which reprice on October 27, 1997 and January 27, 1998, respectively. On October 27, 1997 the $8,000 was repriced at an interest rate of 6.69% and was due to reprice again on December 29, 1997. The remaining $80,000 outstanding under this facility at September 28, 1997 and December 28, 1997 consists of one $40,000 and two $20,000 five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements are repriced every 90 days and expire between August 2001 and February 2002. The agreements have fixed interest rates plus a margin of .5% to 1.375%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates, including margins, were 7.91% and 8.09% on the two $20,000 swap agreements and 7.85% on the $40,000 swap agreement at September 28, 1997. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company mitigates credit risk by dealing only with financially sound banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

The Company's credit facility contains certain restrictive covenants that require the maintenance of a funded debt to EBITDA ratio; a specified fixed charge coverage ratio; places a maximum debt to total capital leverage ratio; places limitations on capital expenditures, and places limitations on dividends and other borrowings.

The Company's primary sources of working capital are cash flows from operating activities and borrowings under the above mentioned credit facility. Primary uses of working capital are the funding of operations, capital expenditures and acquisitions.

ACQUISITIONS

Notes 7 and 9 of the interim condensed consolidated financial statements included elsewhere in this report describe the recent acquisitions of Camden and Dycast.

                           PART II: OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Exhibit 27 - Financial Data Schedule, submitted to the
                       Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

     There were no Reports on Form 8-K filed during the quarter ended December 28, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                          CITATION CORPORATION



February 9, 1998               /s/ T. Morris Hackney
                               -----------------------------------------------
                               T. MORRIS HACKNEY
                               Chief Executive Officer and Chairman of the Board
                               (Principal Executive Officer)



February 9, 1998               /s/ Frederick F. Sommer
                               ------------------------------------------------
                               FREDERICK F. SOMMER
                               President and Chief Operating Officer



February 9, 1998               /s/   R. Conner Warren
                               ------------------------------------------------
                               R. CONNER WARREN
                               Executive Vice President of Finance and
                               Administration and Treasurer
                               (Principal Financial Officer)



February 9, 1998               /s/   Thomas W. Burleson
                               ------------------------------------------------
                               THOMAS W. BURLESON
                               Vice President-Controller and Assistant Secretary
                               (Principal Accounting Officer)