Form 10-Q
period 1998-03-29
CITATION CORP /AL/
filed 1998-05-12
CIK 924648

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   [ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the quarterly period ended March 29, 1998
                                               ---------------

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

                         Yes   X         No
                             --------       ________

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

          Class                                Outstanding at May 8, 1998
-----------------------------                 ----------------------------
Common Stock, $.01 Par Value                            17,885,113

                                     INDEX


                                                                        Page No.
                                                                        --------

PART I:    FINANCIAL INFORMATION

     ITEM 1:    Financial Statements.......................................  1

                    Interim Condensed Consolidated Balance Sheets..........  2

                    Interim Condensed Consolidated Statements of Income....  3

                    Interim Condensed Consolidated Statements of
                    Cash Flows.............................................  4

                    Notes to Interim Condensed Consolidated
                    Financial Statements...................................  5

     ITEM 2:        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................  11

PART II:   OTHER INFORMATION

     ITEM 4:    Submission of Matters to a Vote of Security Holders........  16

     ITEM 6:    Exhibits and Reports on Form 8-K...........................  16

          SIGNATURES.......................................................  17

                         PART I: FINANCIAL INFORMATION

ITEM I:   FINANCIAL STATEMENTS

     The financial statements listed below are included on the following pages of this Report on Form 10-Q:

          Interim Condensed Consolidated Balance Sheets at September 28, 1997 and March 29, 1998 (unaudited).

          Interim Condensed Consolidated Statements of Income (unaudited) for the three months and six months ended March 30, 1997 and March 29, 1998.

          Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended March 30, 1997 and March 29, 1998.

          Notes to Interim Condensed Consolidated Financial Statements.



--------------------------------------------------------------------------------


             [The remainder of this page intentionally left blank]

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

                                                                      SEPTEMBER 28, 1997    MARCH 29, 1998
                                                                      ------------------   -----------------
                                                                                           (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $  2,645        $  2,278
     Accounts receivable, net                                                     93,542         105,652
     Inventories                                                                  48,953          52,005
     Deferred income taxes, prepaid expenses and
          other assets                                                            15,363          19,282
                                                                                --------        --------
                Total current assets                                             160,503         179,217
Property, plant and equipment, net                                               282,991         308,106
Other assets                                                                      49,802          66,265
                                                                                --------        --------
                                                                                $493,296        $553,588
                                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Cash overdraft                                                             $  4,211        $  8,952
     Current portion of long-term debt                                             2,994           2,609
     Accounts payable                                                             43,256          43,220
     Accrued expenses                                                             43,496          49,736
                                                                                --------        --------
Total current liabilities                                                         93,957         104,517

Long-term debt, net of current portion                                           181,239         214,658
Deferred income taxes and other deferred liabilities                              45,461          47,803
                                                                                --------        --------
                Total liabilities                                                320,657         366,978
                                                                                --------        --------

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000
          shares authorized, none issued and outstanding                              --              --
     Common stock, $0.01 par value; 30,000,000
          shares authorized, 17,759,600 and 17,864,613
           shares issued and outstanding at September 28,
          1997 and March 29,1998, respectively                                       177             178

Additional paid-in capital                                                       107,243         107,690
Retained earnings                                                                 65,219          78,742
                                                                                --------        --------
                Total stockholders' equity                                       172,639         186,610
                                                                                --------        --------
                                                                                $493,296        $553,588
                                                                                ========        ========

               See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except share and per share data)

                                         For the Three Months Ended    For the Six Months Ended
                                          March 30,     March 29,     March 30,      March 29,
                                             1997          1998          1997          1998
                                         ------------  ------------  ------------  ------------
                                         (unaudited)   (unaudited)   (unaudited)    (unaudited)
Net sales                                $   170,435   $   193,091   $   310,921   $   363,314
Costs of sales                               140,853       159,001       259,213       302,226
                                         -----------   -----------   -----------   -----------
     Gross profit                             29,582        34,090        51,708        61,088
Selling, general and administrative
 expenses                                     15,290        16,687        28,095        32,225
                                         -----------   -----------   -----------   -----------
     Operating income                         14,292        17,403        23,613        28,863
Other (income) expenses:
     Interest expense, net                     3,836         3,700         7,353         6,925
     Other, net                                  (18)          (74)           91          (231)
                                         -----------   -----------   -----------   -----------
                                               3,818         3,626         7,444         6,694
                                         -----------   -----------   -----------   -----------
Income before provision for income
 taxes                                        10,474        13,777        16,169        22,169

Provision for income taxes                     4,085         5,373         6,306         8,646
                                         -----------   -----------   -----------   -----------
Net income                               $     6,389   $     8,404   $     9,863   $    13,523
                                         ===========   ===========   ===========   ===========
Earnings per share - basic (note 6)      $      0.36   $      0.47   $      0.56   $      0.76
                                         ===========   ===========   ===========   ===========
Weighted average shares outstanding-
basic (note 6)                            17,724,996    17,803,366    17,721,743    17,792,346
                                         ===========   ===========   ===========   ===========
Earnings per share - diluted (note 6)    $      0.36   $      0.47   $      0.55   $      0.75
                                         ===========   ===========   ===========   ===========
Weighted average shares outstanding-
diluted (note 6)                          17,891,022    18,051,353    17,862,231    18,031,138
                                         ===========   ===========   ===========   ===========


See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                    Six Months Ended
                                                                 MARCH 30,    MARCH 29,
                                                                   1997         1998
                                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                           (unaudited)  (unaudited)
Net income                                                        $  9,863     $ 13,523
                                                                  --------     --------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for losses on receivables                                38          177
     Depreciation                                                   13,017       15,420
     Amortization                                                    1,565        2,136
     Changes in operating assets and liabilities, net:
          Accounts receivable                                       (4,462)      (6,644)
          Inventories                                                 (342)      (1,325)
          Prepaid expenses and other assets                          6,646       (2,739)
          Accounts payable                                          (1,002)      (3,606)
          Accrued expenses and other liabilities                     5,329        2,970
                                                                  --------     --------
               Total adjustments                                    20,789        6,389
                                                                  --------     --------
               Net cash provided by operating activities            30,652       19,912
                                                                  --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment expenditures - net              (17,189)     (25,702)
     Proceeds from sale of Penn Steel                                9,006           --
     Cash paid for acquisitions                                    (47,780)     (30,179)
                                                                  --------     --------
               Net cash used by investing activities               (55,963)     (55,881)
                                                                  --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                 (4,224)       4,741
     Repayments of acquired debt                                   (16,340)      (2,621)
     Change in credit facility and other financing
          arrangements, net                                         46,957       33,034
     Change in paid in capital                                          72          448
                                                                  --------     --------
              Net cash provided by financing activities             26,465       35,602
                                                                  --------     --------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS FOR THE PERIOD                                          1,154         (367)

              Cash and cash equivalents, beginning of period         2,267        2,645
                                                                  --------     --------
              Cash and cash equivalents, end of period            $  3,421     $  2,278
                                                                  ========     ========

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share and per share data)


1. The interim condensed consolidated balance sheet of Citation Corporation (the "Company") at September 28, 1997 has been derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim condensed consolidated financial statements at March 29, 1998, and for the three and six months ended March 30, 1997 and March 29, 1998 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the Company's 1997 annual report on SEC Form 10-K.

     Recently Issued Accounting Standards. During the first quarter, the Company adopted SFAS No. 128, Earnings Per Share, which specifies computation, presentation, and disclosure requirements for EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to that of the diluted computation (see Note 6).

     The Company also is required to adopt during fiscal 1998, SFAS No. 129, Disclosure of Information about Capital Structure. It contains no change in disclosure requirements for public entities that were previously subject to the requirements of Accounting Principles Board No. 10 and No. 15 and SFAS No. 47. As a result, SFAS No. 129 will not have an impact on the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. The Company is required to adopt these statements in fiscal year 1999. The impact of these pronouncements on the Company is currently being evaluated and is not expected to be material.

2.   A summary of inventories is as follows:

                           September 28,  March 29,
                               1997         1998
                           -------------  ---------
Raw materials                    $10,981    $10,469
Supplies and containers           12,478     13,356
Finished goods                    25,494     28,180
                                 -------    -------
                                 $48,953    $52,005
                                 =======    =======

3. Balances of major classes of assets and accumulated depreciation are as follows:

                                 September 28,   March 29,
                                      1997         1998
                                 ------------   ----------

Land and improvements                 $ 11,096   $  11,660
Buildings                               50,217      55,332
Plant equipment                        267,607     293,716
Office equipment                        11,797      13,299
Transportation equipment                10,527      12,650
Construction in progress                23,149      27,833
                                      --------   ---------
                                       374,393     414,490
Less accumulated depreciation          (91,402)   (106,384)
                                      --------   ---------
                                      $282,991   $ 308,106
                                      ========   =========

4.  The Company's other assets consist of the following:

                                  September 28,  March 29,
                                      1997         1998
                                  -------------  ---------
Goodwill                                $46,161    $62,642
Consulting and non-competition
      agreements                          1,178        865
Other                                     2,463      2,758
                                        -------    -------
                                        $49,802    $66,265
                                        =======    =======

5.  Long-term debt consists of the following:

                                          September 28,  March 29,
                                              1997         1998
                                          -------------  ---------
Credit facility                                $170,393   $205,000
Industrial development bonds                        900        796
Other financing arrangements                     12,940     11,471
                                               --------   --------
                                                184,233    217,267
Less current portion of long-term debt            2,994      2,609
                                               --------   --------
                                               $181,239   $214,658
                                               ========   ========

6.   Earnings per share ("EPS")

                                           Quarter Ended March 30, 1997
                                         Income        Shares      Per Share
                                       (numerator)  (denominator)   amount
                                       -----------  -------------  ---------
EPS - basic:
Income available to
     common stockholders                   $6,389     17,724,996       $0.36
Effect of dilutive common
     shares:
Weighted average stock options
 outstanding                                             657,890

Less:
Stock options - assumed buyback (1)                     (331,018)
Stock options - antidilutive (3)                        (160,846)
                                        -----------  -------------  --------
EPS - diluted                              $6,389     17,891,022       $0.36
                                           ======     ==========       =====




                                          Six Months Ended March 30, 1997
                                         Income        Shares      Per Share
                                       (numerator)  (denominator)   amount
                                       -----------  -------------  ---------
EPS - basic:
Income available to
     common stockholders                   $9,863     17,721,743       $0.56
Effect of dilutive common
     shares:
Weighted average stock options
 outstanding                                             660,220

Less:
Stock options - assumed buyback (2)                     (359,809)
Stock options - antidilutive (3)                        (159,923)
                                           ------     ----------       -----
EPS - Diluted                              $9,863     17,862,231       $0.55
                                           ======     ==========       =====

                                           Quarter Ended March 29, 1998
                                         Income        Shares      Per Share
                                       (numerator)  (denominator)   amount
                                       -----------  -------------  ---------
EPS - basic:
Income available to
     common stockholders                   $8,404     17,803,366       $0.47
Effect of dilutive common
     shares:
Weighted average stock options
 outstanding                                             771,150

Less:
Stock options - assumed buyback (1)                     (523,163)
Stock options - antidilutive (3)                              --
                                           ------     ----------       -----
EPS - diluted                              $8,404     18,051,353       $0.47
                                           ======     ==========       =====



                                          Six Months Ended March 29, 1998
                                         Income        Shares      Per-Share
                                       (Numerator)  (Denominator)   Amount
                                       -----------  -------------  ---------
EPS - basic:
Income available to
     common stockholders                  $13,523     17,792,346       $0.76
Effect of dilutive common
     shares:
Weighted average stock options
 outstanding                                             704,785

Less:
Stock options - assumed buyback (2)                     (465,993)
Stock options - antidilutive (3)                              --
                                                      ----------
EPS - diluted                             $13,523     18,031,138       $0.75
                                          =======     ==========       =====


     (1) The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common market share price during the period. The average common market share prices used in the above calculations were $13.24 and $18.90 for the three month periods ended March 30, 1997 and March 29, 1998, respectively.

     (2) The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common market share price during the period. The average common market share prices used in the above calculations were $12.25 and $18.48 for the six month periods ended March 30, 1997 and March 29, 1998, respectively.

     (3) Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive.

7. Effective December 1, 1997 the Company completed the purchase of the outstanding stock of Camden Casting Center, Inc. ("Camden") for $2,000 that was paid on January 20, 1998. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Camden based on their estimated fair values at the date of acquisition. Operating results of Camden since December 1, 1997 are included in the Company's condensed consolidated financial statements. Coincident with the purchase of Camden, the Company entered into a requirements supply contract for the sale of castings to LucasVarity. Camden produces high volume ductile iron braking parts. Its annual sales for the year ended December 31, 1997 were approximately $25,350. Over 90% of Camden's sales are to LucasVarity. Camden has approximately 240 employees.

     The estimated fair values of assets acquired and liabilities assumed are as follows:
        Accounts receivable, net                 $ 2,367
        Inventories                                  735
        Property, plant and equipment              2,531
        Deferred income tax asset                  1,045
        Accounts payable and accrued expenses     (3,973)
        Deferred income taxes                       (705)
                                                 -------
             Purchase Price                      $ 2,000
                                                 =======


8. Effective January 8, 1998, the Company completed the purchase of the outstanding stock of Dycast, Inc. ("Dycast"), an aluminum die casting and machining company in Lake Zurich, Illinois for a purchase price of approximately $20,952 plus the assumption of approximately $2,621 of debt. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets and liabilities of Dycast based on their estimated fair values at the date of acquisition. Dycast, which represents the Company's first acquisition in aluminum die casting technology, produces aluminum die castings for automotive, appliance, and small engine applications. Dycast operates 22 die casting machines and is in the process of installing a squeeze casting machine. Annual sales for 1997 were approximately $26,000. Dycast has approximately 210 employees.

     The estimated fair values of assets acquired and liabilities assumed are as follows:

        Accounts receivable, net                  $ 3,276
        Inventories                                   992
        Other current assets                          489
        Property, plant and equipment              12,302
        Intangible assets and other                10,718
        Accounts payable and accrued expenses      (4,204)
        Long-term debt                             (2,621)
                                                  -------
             Purchase Price                       $20,952
                                                  =======

9. In conjunction with the Company's acquisition of Interstate Forging Industries, Inc. ("Interstate") during October 1996, the purchase agreement requires the Company to make additional contingent payments equal to five times the amount by which the average annual net earnings of Interstate before all interest, income taxes, and franchise taxes during the three-year period from January 1, 1996 through December 31, 1998 exceeds $10,000, computed in accordance with generally accepted accounting principles on a pre-merger basis. Any additional payments made, as the contingencies are resolved, will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. During the second quarter of fiscal 1998, the Company distributed $7,227 to the previous stockholders of Interstate representing the Company's contingent payment for calendar year 1997 as required by the purchase agreement. During fiscal year 1997, the Company distributed $2,542 in contingent payments under the purchase agreement for the calendar year 1996. These payments have been included in the calculation of the cash paid for the Interstate acquisition of $58,316. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Interstate based on their estimated fair values at the date of acquisition.

     The estimated fair value of assets acquired and liabilities assumed are summarized as follows:

        Accounts receivable, net                 $ 15,161
        Inventories                                12,946
        Other current assets                        3,014
        Property, plant and equipment              78,353
        Intangible assets and other                 7,227
        Accounts payable and accrued expenses     (18,675)
        Deferred income taxes                     (17,046)
        Long-term debt                            (22,664)
                                                 --------
             Purchase Price                      $ 58,316
                                                 ========

10. The following unaudited pro forma summary for the six months ended March 30, 1997 combines the results of operations of the Company with the acquisitions of Interstate, Camden and Dycast as if the acquisitions had occurred at the beginning of the 1997 fiscal year. For the six months ended March 29, 1998, the pro forma summary presents the results of operations of the Company as if the acquisitions of Camden and Dycast had occurred at the beginning of the 1998 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of either fiscal years 1997 or 1998, or of results which may occur in the future.

     Pro forma interim condensed consolidated statements of income are as follows:

                                                              Six Months Ended
                                                          ------------------------
                                                           March 30,    March 29,
                                                             1997         1998
                                                          -----------   ---------
Sales                                                     $   344,771  $   374,708
Operating income                                          $    26,179  $    28,900
Income before provision for income taxes                  $    17,210  $    21,684
Pro forma net income                                      $    10,498  $    13,227
Weighted average shares outstanding - basic (note 6)       17,721,743   17,792,346
Pro forma earnings per common share - basic               $       .59  $       .74
Weighted average shares outstanding - diluted (note 6)     17,862,231   18,031,138
Pro forma earnings per common share - diluted             $       .59  $       .73

11. Subsequent to March 29, 1998, Citation Precision, Inc. ("Citation Precision"), a newly formed subsidiary of the Company, acquired the net assets of Amcast Precision Products, Inc. of Rancho Cucamonga, California from Amcast Industrial Corporation for a purchase price of approximately $25,500. The acquisition will be accounted for using the purchase method of accounting. Citation Precision produces aluminum and stainless steel investment castings supplying the Aircraft and Aerospace industry. The castings are utilized in aircraft engines and the structural airframe. Amcast Precision Products, Inc. had annual sales in fiscal 1997 of approximately $19,000. Citation Precision has approximately 220 employees.

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

Forward Looking Statements. The statements in this Form 10-Q that are not historical fact are forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, among others, competition for customers, labor force and production facilities, the effects of changes in the economy such as inflation and unemployment rates, weather conditions and seasonal effects, the uncertainties of new products and programs, and changes in management. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof and reflect only management's belief and expectations based upon presently available information. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the United States Securities and Exchange Commission.

QUARTER ENDED MARCH 29, 1998 COMPARED TO THE QUARTER ENDED MARCH 30, 1997

Sales. Sales increased 13.3%, or $22.7 million, to $193.1 million for the three months ended March 29, 1998 from $170.4 million in the comparable prior year period. The increase consists of $13.4 million from the acquisitions of Camden and Dycast (collectively the "Acquisitions") and a 5.5% increase or $9.3 million from the Company's existing operations. Management believes these same store increases were primarily attributable to the general strength of the underlying economy and its impact on the Company's customers.

Gross Profit. Gross profit increased 15.2%, or $4.5 million, to $34.1 million in the 1998 second quarter from $29.6 million in the comparable 1997 period.
The overall gross margin increased slightly to 17.7% in the 1998 second quarter from 17.4% in the comparable 1997 period. The gross margin for Acquisitions in the second quarter of fiscal 1998 was approximately 15.8%. The gross margin for existing units increased to 17.8% in the 1998 second quarter from 17.4% in the comparable prior year period, primarily due to the absorption of fixed costs over a larger volume of sales and increased efficiencies at a number of our operating units.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SGA") increased 9.1%, or $1.4 million, to $16.7 million in the 1998 second quarter from $15.3 million in the comparable 1997 period. SGA costs attributable to the Acquisitions were $1.1 million. SGA costs at existing Company operations remained flat as compared to the comparable prior year period. As a percentage of sales, overall SGA expenses decreased to 8.6% in the 1998 second quarter from 9.0% in the comparable prior year period, primarily due to increased sales volume and continued cost control.

Operating Income. Operating income increased 21.8%, or $3.1 million, to $17.4 million for the 1998 second quarter from $14.3 million for the comparable 1997 quarter. The overall operating margin increased to 9.0% in the 1998 second quarter from 8.4% in the comparable 1997 period. The operating margin for the Acquisitions for the 1998 second quarter was approximately 7.4%. The operating margin of existing Company operations increased to 9.1% in the 1998 second quarter from 8.4% in the comparable 1997 period.

Interest Expense.   Interest expense decreased slightly to $3.7 million in the
1998 second quarter from $3.8 million in the comparable 1997 period. This decrease is primarily attributable to the reduction of interest rates by approximately 0.5% when the Company's credit facility was amended in July 1997.

(See additional discussion under "Liquidity and Capital Resources.") However, the overall interest rate reduction was offset by higher average outstanding debt balances relating to the acquisitions of Camden and Dycast during the first and second quarters of fiscal 1998 and also the contingent payment related to the Interstate acquisition. The purchase price plus assumed debt of the above related items totaled approximately $32.8 million. Capitalized interest for the second fiscal quarters of 1998 and 1997 was approximately $310 thousand and $26 thousand, respectively.

SIX MONTHS ENDED MARCH 29, 1998 COMPARED TO THE SIX MONTHS ENDED MARCH 30, 1997

Sales. Sales increased 16.9%, or $52.4 million, to $363.3 million for the six months ended March 29, 1998 from $310.9 million in the comparable prior year period. The increase was evenly split between fiscal year 1997 and 1998 acquisitions and same store sales. The incremental sales at Interstate, Camden and Dycast (collectively the "Acquisitions") in the first six months of fiscal 1998 were approximately $26.5 million. Sales from the Company's existing operations in the first six months of 1998 were up approximately 8.3%, or $25.9 million. Management believes these same store increases were primarily attributable to the general strength of the underlying economy and its impact on the Company's customers.

Gross Profit.   Gross profit increased 18.1%, or $9.4 million, to $61.1 million for the six months ended March 29, 1998 from $51.7 million in the comparable 1997 period. The overall gross margin increased slightly to 16.8% for the first six months of fiscal 1998 from 16.6% in the comparable 1997 period. The incremental gross margin for the Acquisitions included in the first six months of fiscal 1998 was approximately $4.2 million and 15.7% of the incremental sales of $26.5 million. The gross margin from existing units increased slightly to 16.9% during the first six months of fiscal 1998 from 16.6% in the comparable prior year period, primarily due to the absorption of fixed costs over a larger volume of sales and increased efficiencies at a number of our operating units.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses ("SGA") increased 14.7%, or $4.1 million, to $32.2 million for the six months ended March 29, 1998 from $28.1 million in the comparable 1997 period. The incremental SGA costs attributable to the Acquisitions were $2.2 million. SGA costs at existing Company operations increased approximately 6.9%, or $1.9 million. As a percentage of sales, overall SGA expenses decreased to 8.9% in the first six months of fiscal 1998 from 9.0% in the comparable 1997 period, primarily due to increased sales volume and continued cost control.

Operating Income. Operating income increased 22.2%, or $5.3 million, to $28.9 million for the six months ended March 29, 1998 from $23.6 million for the comparable 1997 period. The overall operating margin increased to 7.9% for the first six months of fiscal 1998 from 7.6% in the comparable 1997 period. The operating margin for the Acquisitions included in the first six months of fiscal 1998 was approximately 7.4%. The operating margin of existing Company operations increased to 8.0% for the first six months of fiscal 1998 from 7.6% in the comparable 1997 period.

Interest Expense. Interest expense decreased slightly to $6.9 million for the first six months of fiscal 1998 from $7.4 million in the comparable 1997 period. This decrease is primarily attributable to the reduction of interest rates by approximately 0.5% when the Company's credit facility was amended in July 1997. (See additional discussion under "Liquidity and Capital Resources.") However, the overall interest rate reduction was offset by higher average outstanding debt balances relating to the acquisition of Interstate during the first quarter of fiscal 1997 and the contingent payment during the second quarter of 1998 and the acquisitions of camden and dycast during the first and second quarters of fiscal 1998. The purchase price plus assumed debt of the Acquisitions totaled approximately $106.6 million. Capitalized interest for the six months ended March 29, 1998 and March 30, 1997 was approximately $520 thousand and $26 thousand, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On July 24, 1997, the Company's credit facility (the "Credit Facility") was increased from $230,000 to $300,000, to be used for working capital purposes and to fund future acquisitions. Several new banks were added to the lending group. Under the amended Credit Facility, the Company can borrow at interest rates from LIBOR plus .5% to LIBOR plus 1.375% based upon the Company's ratio of debt to its cash flow, measured by earnings before interest and taxes plus depreciation and amortization (EBITDA). The Credit Facility may also consist of borrowings up to $15,000 under a swing line of credit bearing interest at prime. At September 28, 1997 and March 29, 1998, the Company was able to borrow at LIBOR plus 1%. The Credit Facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .18% to .30% based upon the Company's ratio of debt to EBITDA. At September 28, 1997 and March 29, 1998, the Company's unused commitment fee rate was .25%. The Credit Facility is collateralized by substantially all of the assets of the Company as well as the stock of its subsidiaries and expires on July 24, 2000. At September 28, 1997 and March 29, 1998, the total outstanding balance under this Credit Facility was $170,393 and $205,000, respectively and $129,607 and $95,000, respectively, was available for borrowing.

At September 28, 1997 the Company had $5,393 outstanding under the swing line of credit at the prime rate of 8.5%. There were no borrowings outstanding under the swing line of credit at March 29, 1998. At March 29, 1998 the $205,000 outstanding under this facility related to seven revolving loans. The Company had $15,000, $15,000, $80,000 and $15,000 outstanding under these loans at interest rates of 6.64%, 6.69%, 6.63% and 6.63% which reprice on March 30, 1998, April 6, 1998, July 27, 1998 and September 17, 1998, respectively. On March 30, 1998 the $15,000 was repriced at an interest rate of 6.69% and on April 6, 1998 the $15,000 was repriced at an interest rate of 6.68%. The remaining $80,000 outstanding under this facility at March 29, 1998 consists of one $40,000 and two $20,000 five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements are repriced every 90 days and expire between August 2001 and February 2002. The agreements have fixed interest rates plus a margin of .5% to 1.375%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates, including margins, were 7.91% and 8.09% on the two $20,000 swap agreements and 7.85% on the $40,000 swap agreement at March 29, 1998. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company believes it mitigates credit risk by dealing only with financially sound banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

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

Recently Issued Accounting Standards

Note 1 of the interim condensed consolidated financial statements included elsewhere in this report describes the recently issued accounting standards.

ACQUISITIONS

Notes 7, 8 and 11 of the interim condensed consolidated financial statements included elsewhere in this report describe the recent acquisitions of Camden, Dycast and Amcast Precision Products, Inc.

CONFORMANCE OF COMPUTER SYSTEMS TO YEAR 2000

Citation is in the process of reviewing current software and has surveyed its divisional operations to assess the impact of the year 2000 issue. Most of the standard software in use at its corporate office and divisions and the computer software for interface among its divisions and corporate office is year 2000 complaint. At three divisions, older or locally developed software systems are in use that are not fully in conformance with year 2000 effects. Programs to bring remaining software in compliance are anticipated to be completed by the end of fiscal year 1998. Citation management believes that its own compliance programs will not result in material costs to the Company.

The Company is in the preliminary stages of assessing the impact of the year 2000 issue on its major suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issue. Based on information presently available, the Company does not anticipate any material impact on its financial condition or results of operations from the effect of the year 2000 issue on the Company's internal systems, or those of its major suppliers and customers. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible, with the Company's systems, would not have a material adverse impact on the Company. The Company does not believe it has any material exposure to contingencies related to the year 2000 issue for products it has sold.


--------------------------------------------------------------------------------

                           PART II: OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Registrant's regular Annual Meeting of Shareholders was held on February 17, 1998. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act.

          (b) There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement, and all such nominees were elected.

          (c) At the annual meeting, the matters considered and voted upon (other than procedural matters and ratification of auditors) and the number of votes cast are as follows:


          (i) Election of directors:
                    Name                           For            Against
-----------------------------------------  ----------------------  -------
               T. Morris Hackney                 16,527,834        87,840
               Frederick F. Sommer               16,520,527        95,147
               R. Conner Warren                  16,522,427        93,247
               Hugh G. Weeks                     16,525,934        89,740
               A. Derrill Crowe                  16,562,934        52,740
               Franklyn Esenberg                 16,557,727        57,947
               William W. Featheringill          16,561,234        54,440
               Frank B. Kelso, II                16,563,134        52,540
               Van L. Richey                     16,527,834        87,840
        ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 Financial Data Schedule for current period and restated Financial Data Schedules for other periods, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

               There were no reports on Form 8-K filed during the quarter ended March 29, 1998.


--------------------------------------------------------------------------------

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                         CITATION CORPORATION



May 12, 1998                  /s/ T. Morris Hackney
                              --------------------------------------------------
                              T. MORRIS HACKNEY
                              Chief Executive Officer and Chairman of the Board
                              (Principal Executive Officer)



May 12, 1998                  /s/ Frederick F. Sommer
                              --------------------------------------------------
                              FREDERICK F. SOMMER
                              President and Chief Operating Officer



May 12, 1998                  /s/   Thomas W. Burleson
                              --------------------------------------------------
                              THOMAS W. BURLESON
                              Vice President-Finance and Chief Financial Officer
                              (Principal Financial Officer)