Form 10-Q
period 1998-06-28
CITATION CORP /AL/
filed 1998-07-21
CIK 924648

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934
                 For the quarterly period ended June 28, 1998

                                      or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934
          For the transition period from              to
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

                             --------------------

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X       No
                             ------       ------

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

           Class                                Outstanding at July 15, 1998
----------------------------                    ----------------------------
Common Stock, $.01 Par Value                               17,887,113

                                 INDEX


                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION

   ITEM 1: Financial Statements                                             1

             Interim Condensed Consolidated Balance Sheets................  2

             Interim Condensed Consolidated Statements of Income..........  3

             Interim Condensed Consolidated Statements of Cash Flows......  4

             Notes to Interim Condensed Consolidated Financial Statements.  5

   ITEM 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................ 12



PART II:   OTHER INFORMATION

            ITEM 6:  Exhibits and Reports on Form 8-K..................... 17

            SIGNATURES.................................................... 18

            EXHIBITS:

               Exhibit 27 - Financial Data Schedules

                         PART I: FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

     The financial statements listed below are included on the following pages of this Report on Form 10-Q (Unaudited):

          Interim Condensed Consolidated Balance Sheets at September 28, 1997 and June 28, 1998.

          Interim Condensed Consolidated Statements of Income for the three months and nine months ended June 29, 1997 and June 28, 1998.

          Interim Condensed Consolidated Statements of Cash Flows for the nine months ended June 29, 1997 and June 28, 1998.

          Notes to Interim Condensed Consolidated Financial Statements.


                        ------------------------------


             [The remainder of this page intentionally left blank]

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

                                                         SEPTEMBER 28, 1997      JUNE 28, 1998
                                                        ---------------------  ------------------
                                                                                  (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                       $  2,645           $  2,876
     Accounts receivable, net                                          93,542            109,852
     Inventories                                                       48,953             57,105
     Deferred income taxes, prepaid expenses and
          other assets                                                 15,363             18,807
                                                                     --------           --------
                Total current assets                                  160,503            188,640
Property, plant and equipment, net                                    282,991            319,069
Other assets                                                           49,802             76,649
                                                                     --------           --------
                                                                     $493,296           $584,358
                                                                     ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Cash overdraft                                                  $  4,211           $ 10,204
     Current portion of long-term debt                                  2,994              2,402
     Accounts payable                                                  43,256             41,697
     Accrued expenses and other current liabilities                    43,496             47,591
                                                                     --------           --------
Total current liabilities                                              93,957            101,894
Long-term debt, net of current portion                                181,239            238,550
Deferred income taxes and other deferred liabilities                   45,461             47,441
                                                                     --------           --------
                Total liabilities                                     320,657            387,885
                                                                     --------           --------
Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000
          shares authorized, none issued and                               --                 --
           outstanding
     Common stock, $0.01 par value; 30,000,000
          shares authorized, 17,759,600 and
           17,885,113 shares issued and
           outstanding at September 28,                                   177                178
          1997 and June 28, 1998, respectively
Additional paid-in capital                                            107,243            107,850
Retained earnings                                                      65,219             88,445
                                                                     --------           --------
                Total stockholders' equity                            172,639            196,473
                                                                     --------           --------
                                                                     $493,296           $584,358
                                                                     ========           ========

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except share and per share data)


                                          For the Three Months Ended           For the Nine Months Ended
                                      -----------------------------------  ---------------------------------
                                          June 29,          June 28,          June 29,          June 28,
                                            1997              1998              1997              1998
                                      ----------------  -----------------  ---------------  ----------------
                                        (unaudited)        (unaudited)       (unaudited)      (unaudited)
Net sales                                 $   177,858        $   196,446      $   488,779       $   559,760
Cost of sales                                 145,637            160,481          404,850           462,707
                                          -----------        -----------      -----------       -----------
     Gross profit                              32,221             35,965           83,929            97,053
Selling, general and administrative
 expenses                                      15,648             15,943           43,743            48,168
                                          -----------        -----------      -----------       -----------
     Operating income                          16,573             20,022           40,186            48,885

Other (income) expenses:
     Interest expense, net                      3,778              4,115           11,131            11,040
     Other, net                                    --                  1               91              (230)
                                          -----------        -----------      -----------       -----------
                                                3,778              4,116           11,222            10,810
                                          -----------        -----------      -----------       -----------
Income before provision for income
 taxes                                         12,795             15,906           28,964            38,075
Provision for income taxes                      4,990              6,203           11,296            14,849
                                          -----------        -----------      -----------       -----------
Net income                                $     7,805        $     9,703      $    17,668       $    23,226
                                          ===========        ===========      ===========       ===========
Earnings per share - basic (note 6)       $       .44        $       .54      $      1.00       $      1.30
                                          ===========        ===========      ===========       ===========
Weighted average shares outstanding-
basic (note 6)                             17,734,427         17,880,558       17,725,929        17,821,750
                                          ===========        ===========      ===========       ===========
Earnings per share - diluted (note 6)     $       .44        $       .54      $       .99       $      1.29
                                          ===========        ===========      ===========       ===========
Weighted average shares outstanding-
diluted (note 6)                           17,937,900         18,123,034       17,889,442        18,066,793
                                          ===========        ===========      ===========       ===========


See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                           Nine Months Ended
                                                                      JUNE 29,           JUNE 28,
                                                                        1997               1998
                                                                  -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                (unaudited)       (unaudited)
Net income                                                             $ 17,668          $ 23,226
                                                                       --------          --------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for losses on receivables                                     84               812
     Depreciation                                                        20,232            23,217
     Amortization                                                         2,388             3,082
     Changes in operating assets and liabilities, net:
          Accounts receivable                                            (8,336)           (7,468)
          Inventories                                                       521            (1,659)
          Prepaid expenses and other assets                               6,179            (1,205)
          Accounts payable                                                  436            (6,115)
          Accrued expenses and other liabilities                         12,869                26
                                                                       --------          --------
               Total adjustments                                         34,373            10,690
                                                                       --------          --------
               Net cash provided by operating activities                 52,041            33,916
                                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment expenditures - net                   (27,448)          (37,378)
     Proceeds from sale of Penn Steel                                     9,006                --
     Cash paid for acquisitions and investment in joint
      venture                                                           (50,014)          (57,006)
                                                                       --------          --------
               Net cash used by investing activities                    (68,456)          (94,384)
                                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                      (7,671)            5,993
     Repayments of acquired debt                                        (16,340)           (2,621)
     Change in credit facility and other financing
          arrangements, net                                              41,197            56,719
     Change in paid in capital                                               67               608
                                                                       --------          --------
              Net cash provided by financing activities                  17,253            60,699
                                                                       --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                    838               231
              Cash and cash equivalents, beginning of period              2,267             2,645
                                                                       --------          --------
              Cash and cash equivalents, end of period                 $  3,105          $  2,876
                                                                       ========          ========

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
NOTES TO INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share and per share data)

1. The condensed consolidated balance sheet of Citation Corporation (the "Company") at September 28, 1997 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP). The interim condensed consolidated financial statements at June 28, 1998 and for the three months and the nine months ended June 29, 1997 and June 28, 1998 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the Company's 1997 annual report on SEC Form 10-K.

     Recently Issued Accounting Standards. During the first quarter of fiscal 1998, the Company adopted SFAS No. 128, Earnings Per Share, which specifies computation, presentation, and disclosure requirements for EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to that of the diluted computation (see Note 6).

     The Company also is required to adopt during fiscal 1998, SFAS No. 129, Disclosure of Information about Capital Structure. It contains no change in disclosure requirements for public entities that were previously subject to the requirements of Accounting Principles Board Opinion No. 10 and No. 15 and SFAS No. 47. As a result, SFAS No. 129 will not have an impact on the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. The Company is required to adopt these statements in fiscal year 1999. The Company intends to provide the appropriate disclosures required by these statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. The Company has not yet determined the effect, if any, of the adoption of SFAS 133 on results of operations, financial position or liquidity.


2.   A summary of inventories is as follows:


                                           September 28,       June 28,
                                                1997             1998
                                         ----------------  --------------
      Raw materials                            $10,981         $10,661
      Supplies and containers                   12,478          13,576
      Finished goods                            25,494          32,868
                                               -------         -------
                                               $48,953         $57,105
                                               =======         =======

3. Balances of major classes of assets and accumulated depreciation are as follows:


                                                  September 28,       June 28,
                                                       1997              1998
                                                 ---------------   -------------
    Land and improvements                           $ 11,096        $  12,219
    Buildings                                         50,217           59,614
    Plant equipment                                  267,607          303,125
    Office equipment                                  11,797           13,798
    Transportation equipment                          10,527           12,699
    Construction in progress                          23,149           30,674
                                                    --------        ---------
                                                     374,393          432,129
    Less accumulated depreciation                    (91,402)        (113,060)
                                                    --------        ---------
                                                    $282,991        $ 319,069
                                                    ========        =========

4.  The Company's other assets consist of the following:


                                                 September 28,       June 28,
                                                      1997             1998
                                                ----------------  --------------
    Goodwill, net                                     $46,161         $72,831
    Consulting and non-competition
          agreements, net                               1,178             690
    Other, net                                          2,463           3,128
                                                      -------         -------
                                                      $49,802         $76,649
                                                      =======         =======

5.  Long-term debt consists of the following:


                                                    September 28,      June 28,
                                                         1997            1998
                                                    -------------      ---------
    Credit facility                                     $170,393        $229,479
    Industrial development bonds                             900             760
    Other financing arrangements                          12,940          10,713
                                                        --------        --------
                                                         184,233         240,952
    Less current portion of long-term debt                 2,994           2,402
                                                        --------        --------
                                                        $181,239        $238,550
                                                        ========        ========

6.   Earnings per share ("EPS")

                                                   Quarter Ended June 29, 1997
                                          Income           Shares           Per Share
                                       (numerator)      (denominator)        amount
                                       -----------      -------------       ---------
EPS - basic:
Income available to
     common stockholders                 $ 7,805         17,734,427           $ .44
Effect of dilutive common
     shares:
Weighted average stock options
 outstanding                                                656,836
Less:
Stock options - assumed buyback (1)                        (304,363)
Stock options - antidilutive (3)                           (149,000)
                                         -------         ----------           -----
EPS - diluted                            $ 7,805         17,937,900           $ .44
                                         =======         ==========           =====


                                                Nine Months Ended June 29, 1997
                                          Income            Shares          Per Share
                                       (numerator)      (denominator)        amount
                                       -----------      -------------       ---------
EPS - basic:
Income available to
     common stockholders                 $17,668         17,725,929           $1.00
Effect of dilutive common
     shares:
Weighted average stock options
     outstanding                                            659,046
Less:
Stock options - assumed buyback (2)                        (326,613)
Stock options - antidilutive (3)                           (168,920)
                                         -------         ----------           -----
EPS - diluted                            $17,668         17,889,442           $ .99
                                         =======         ==========           =====

                                                       Quarter Ended June 28, 1998
                                          Income                 Shares                Per Share
                                        (numerator)           (denominator)             amount
                                        -----------           -------------            ---------
EPS - basic:
Income available to
     common stockholders                   $ 9,703               17,880,558                $ .54
Effect of dilutive common
     shares:
Weighted average stock options
outstanding                                                         705,561
Less:
Stock options - assumed buyback (1)                                (463,085)
Stock options - antidilutive (3)                                         --
                                           -------               ----------                -----
EPS - diluted                              $ 9,703               18,123,034                $ .54
                                           =======               ==========                =====


                                                      Nine Months Ended June 28, 1998
                                           Income                Shares                Per Share
                                         (numerator)          (denominator)              amount
                                         -----------          -------------            ---------
EPS - basic:
Income available to
     common stockholders                   $23,226               17,821,750                $1.30
Effect of dilutive common
     shares:
Weighted average stock options
outstanding                                                         708,374
Less:
Stock options - assumed buyback (2)                                (451,335)
Stock options - antidilutive (3)                                    (11,996)
                                           -------               ----------                -----
EPS - diluted                              $23,226               18,066,793                $1.29
                                           =======               ==========                =====

     (1) The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common market share price during the period. The average common market share prices used in the above calculations were $15.16 and $20.45 for the three month periods ended June 29, 1997 and June 28, 1998, respectively.

     (2) The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common market share price during the period. The average common market share prices used in the above calculations were $13.24 and $19.09 for the nine month periods ended June 29, 1997 and June 28, 1998, respectively.

     (3) Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive.

7. Effective December 1, 1997 the Company completed the purchase of the outstanding stock of Camden Casting Center, Inc. ("Camden Casting") for $2,100 that was paid during January 1998. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Camden Casting based on their estimated fair values at the date of acquisition. Operating results of Camden Casting since December 1, 1997 are included in the Company's condensed consolidated financial statements. Coincident with the purchase of Camden Casting, the Company entered into a requirements supply contract for the sale of castings to LucasVarity. Camden Casting produces high volume ductile iron braking parts. Its annual sales for the year ended December 31, 1997 were approximately $25,350. Over 90% of Camden Casting's sales are to LucasVarity. Camden Casting has approximately 240 employees.

     The estimated fair values of assets acquired and liabilities assumed are as follows:

                   Accounts receivable, net                   $ 2,367
                   Inventories                                    735
                   Property, plant and equipment                2,631
                   Deferred income tax asset                    1,045
                   Accounts payable and accrued expenses       (3,973)
                   Deferred income taxes                         (705)
                                                              -------
                        Purchase Price                        $ 2,100
                                                              =======

8. Effective January 8, 1998, the Company completed the purchase of the outstanding stock of Dycast, Inc. ("Dycast"), an aluminum die casting and machining company in Lake Zurich, Illinois for a purchase price of $21,069 plus the assumption of approximately $2,621 of debt. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets and liabilities of Dycast based on their estimated fair values at the date of acquisition. Dycast, which represents the Company's first acquisition in aluminum die casting technology, produces aluminum die castings for automotive, appliance, and small engine applications. Dycast operates 22 die casting machines and is in the process of installing a squeeze casting machine. Annual sales for fiscal year 1997 were approximately $26,000. Dycast has approximately 210 employees.

     The estimated fair values of assets acquired and liabilities assumed are as follows:

               Accounts receivable, net                 $  3,276
               Inventories                                   992
               Other current assets                          512
               Property, plant and equipment              12,302
               Intangible assets and other                10,706
               Accounts payable and accrued expenses      (4,098)
               Long-term debt                             (2,621)
                                                         --------
                    Purchase Price                       $21,069
                                                         ========

9. On March 30, 1998, Citation Precision, Inc. ("Citation Precision"), a newly formed subsidiary of the Company, acquired the net assets of Amcast Precision Products, Inc. of Rancho Cucamonga, California from Amcast Industrial Corporation for a purchase price of $25,431. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets and liabilities of Citation Precision based on the estimated fair values at the date of acquisition. Citation Precision produces aluminum and stainless steel investment castings supplying the Aircraft and Aerospace industry. The castings are utilized in aircraft engines and the structural airframe. Amcast Precision Products, Inc. had annual sales in fiscal 1997 of approximately $19,000. Citation Precision has approximately 220 employees.

     The estimated fair values of assets acquired and liabilities assumed are as follows:

                Accounts receivable, net                 $ 4,011
                Inventories                                4,766
                Other current assets                          90
                Property, plant and equipment              6,984
                Intangible assets and other               11,085
                Accounts payable and accrued expenses     (1,505)
                                                         --------
                        Purchase Price                   $25,431
                                                         ========

10. In conjunction with the Company's acquisition of Interstate Forging Industries, Inc. ("Interstate") during October 1996, the purchase agreement requires the Company to make additional contingent payments equal to five times the amount by which the average annual net earnings of Interstate before all interest, income taxes, and franchise taxes during the three-year period from January 1, 1996 through December 31, 1998 exceeds $10,000, computed in accordance with generally accepted accounting principles on a pre-merger basis. Any additional payments made, as the contingencies are resolved, will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. During the second quarter of fiscal 1998, the Company distributed $7,227 to the previous stockholders of Interstate representing the Company's contingent payment for calendar year 1997 as required by the purchase agreement. During fiscal year 1997, the Company distributed $2,542 in contingent payments under the purchase agreement for calendar year 1996. These payments have been included in the calculation of the cash paid for the Interstate acquisition of $58,432. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Interstate based on their estimated fair values at the date of acquisition.

     The estimated fair values of assets acquired and liabilities assumed are summarized as follows:

                   Accounts receivable, net                  $ 15,161
                   Inventories                                 12,946
                   Other current assets                         3,014
                   Property, plant and equipment               78,353
                   Intangible assets and other                  7,343
                   Accounts payable and accrued expenses      (18,675)
                   Deferred income taxes                      (17,046)
                   Long-term debt                             (22,664)
                                                             ---------
                          Purchase Price                     $ 58,432
                                                             =========

11. The following unaudited pro forma summary for the nine months ended June 29, 1997 combines the results of operations of the Company with the acquisitions of Interstate, Camden Casting, Dycast and Citation Precision as if the acquisitions had occurred at the beginning of the 1997 fiscal year. For the nine months ended June 28, 1998, the pro forma summary presents the results of operations of the Company as if the acquisitions of Camden Casting, Dycast and Citation Precision had occurred at the beginning of the 1998 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of either fiscal years 1997 or 1998, or of results which may occur in the future.

     Pro forma interim condensed consolidated statements of income are as follows:

                                                                      Nine Months Ended
                                                               ------------------------------------
                                                                    June 29,           June 28,
                                                                      1997               1998
                                                              -----------------------------------
Sales                                                             $   550,219         $   582,563
Operating income                                                  $    44,451         $    50,121
Income before provision for income taxes                          $    26,461         $    37,980
Pro forma net income                                              $    16,141         $    23,168
Weighted average shares outstanding - basic (note 6)               17,725,929          17,821,750
Pro forma earnings per common share - basic                       $       .91         $      1.30
Weighted average shares outstanding - diluted (note 6)             17,889,442          18,066,793
Pro forma earnings per common share - diluted                     $       .90         $      1.28

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

OVERVIEW

The Company manufactures cast, forged and machined components made primarily from iron, steel and aluminum materials. The Company's products are used primarily in the automotive, construction equipment, aerospace, agricultural and capital goods industries in a wide range of applications, including braking, steering, engine and drive train parts for passenger cars and light trucks; suspension and transmission parts for heavy trucks; ground engaging tools for construction equipment; parts for aircraft engines, landing gear and structural airframes; and thousands of other critical parts for capital goods. The Company distributes its products principally to manufacturers, including major original equipment manufacturers ("OEMs") and Tier 1 suppliers.

The principal components of the cost of sales of the Company's products are labor (including benefits) and materials, each of which constitutes approximately 35% of total cost of sales. The remaining 30% of total cost is comprised of supplies and maintenance, utilities, depreciation, outside services and other costs.

A significant component of the Company's historical sales and earnings growth has been attributable to the acquisition of other capital goods manufacturers, and the Company's results of operations for the periods discussed below have been affected by such acquisition-related growth. Since its initial public offering in August 1994, the Company has completed 14 acquisitions (including three during the current fiscal year) and one divestiture. See notes 7, 8 and 9 to the interim condensed consolidated financial statements in this report related to the acquisitions consummated during the current fiscal year. The Company believes that its future results of operations may be affected by a number of factors, including (i) the ability to generate sufficient cash flows to support acquisition strategies, capital expansion plans and general operating activities; (ii) future acquisitions, if any, undertaken by the Company; (iii) competitive product and pricing pressures; (iv) fluctuations in the cost and availability of raw materials; (v) general economic and business conditions, as well as conditions affecting the industries served by the Company; and (vi) the Company's ability to penetrate new markets. The Company's fiscal year ends on the Sunday closest to September 30. Consequently, the Company occasionally has a 53-week fiscal year. The Company's last 53-week fiscal year was fiscal 1993, and the next one will be the fiscal year ending October 3, 1999.

The Company's operations are subject to seasonal fluctuations. The Company's sales generally are lower in the first and fourth fiscal quarters due to temporary plant closings by major customers for vacations, holidays and model changeovers. Accordingly, the Company's financial condition and results of operations may be adversely affected by such seasonal fluctuations, particularly during periods of slow economic growth or recession.

The following discussion and analysis should be read in conjunction with the Company's interim condensed consolidated financial statements and related notes thereto, included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's consolidated statements of income.


                                             For the Three Months Ended         For the Nine Months Ended
                                           ------------------------------    ------------------------------
                                           June 29, 1997    June 28, 1998    June 29, 1997    June 28, 1998
                                           -------------    -------------    --------------   -------------
Net sales                                     100.0%            100.0%           100.0%           100.0%
Gross profit                                  18.12             18.31            17.17            17.34
Selling, general and administrative            8.80              8.12             8.95             8.61
Operating income                               9.32             10.19             8.22             8.73
Interest expense, net                          2.12              2.09             2.28             1.97
Income before provision for income taxes       7.20              8.10             5.94             6.80
Provision for income taxes                     2.81              3.16             2.33             2.65
Net income                                     4.39%             4.94%            3.61%            4.15%

QUARTER ENDED JUNE 28, 1998 COMPARED TO THE QUARTER ENDED JUNE 29, 1997

Sales. Sales increased 10.5%, or $18.6 million, to $196.5 million for the three months ended June 28, 1998 from $177.9 million in the comparable prior year period. The increase was attributable to the acquisitions of Camden Casting, Dycast and Citation Precision (collectively the "1998 Acquisitions"). Sales from the Company's existing operations were basically flat for the quarter.

Gross Profit. Gross profit increased 11.5%, or $3.7 million, to $35.9 million in the 1998 third quarter from $32.2 million in the comparable 1997 period. The overall gross margin increased slightly to 18.3% in the 1998 third quarter from 18.1% in the comparable 1997 period. The gross margin for the 1998 Acquisitions in the third quarter of fiscal 1998 was approximately 19.2%. The gross margin from existing units increased slightly to 18.2% in the 1998 third quarter from 18.1% in the comparable prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SGA") increased 1.9%, or $0.3 million, to $15.9 million in the third quarter from $15.6 million in the comparable 1997 period. SGA expenses attributable to the 1998 Acquisitions were $2.1 million. SGA expenses at existing Company operations decreased to 7.8% in the 1998 third quarter from 8.8% in the comparable prior year period. As a percentage of sales, overall SGA expenses decreased to 8.1% in the 1998 third quarter from 8.8% in the comparable prior year period. The improvement resulted from the sales growth in the quarter without a corresponding increase in administrative expenses.

Operating Income. Operating income increased 20.5%, or $3.4 million, to $20.0 million for the 1998 third quarter from $16.6 million for the comparable 1997 quarter. The overall operating margin increased to 10.2% in the 1998 third quarter from 9.3% in the comparable 1997 period, which is primarily attributable to improved operating efficiencies of the divisions. The operating margin for the 1998 Acquisitions for the 1998 third quarter was approximately 8.6%. The operating margin for existing Company operations increased to 10.3% in the 1998 third quarter from 9.3% in the comparable 1997 period.

Interest Expense. Interest expense increased to $4.1 million in the 1998 third quarter from $3.8 million in the comparable 1997 period. This increase is primarily attributable to higher average outstanding debt balances due to the 1998 Acquisitions during the first three quarters of fiscal 1998 and the contingent payment related to the acquisition of Interstate resulting in approximately $1.1 million of additional interest expense for fiscal third quarter 1998. The total purchase price plus assumed debt for the 1998 Acquisitions was approximately $58.6 million. The increase related to the 1998 Acquisitions was offset by a decrease of interest expense from existing units to $3.1 million in the 1998 third quarter from $3.8 million in the comparable 1997 period. This decrease is primarily attributable to the reduction of interest rates by approximately 0.5% in July 1997 when the Company's credit facility was amended. (See additional discussion under "Liquidity and Capital Resources"). Capitalized interest for the third fiscal quarters of 1997 and 1998 was approximately $0.07 million and $0.4 million, respectively.

NINE MONTHS ENDED JUNE 28, 1998 COMPARED TO THE NINE MONTHS ENDED JUNE 29, 1997

Sales. Sales increased 14.5%, or $71.0 million, to $559.8 million for the nine months ended June 28, 1998 from $488.8 million in the comparable prior year period. The increase was attributable to fiscal year 1997 and 1998 acquisitions as well as growth at the Company's existing units. The incremental sales at Interstate, Camden Casting, Dycast and Citation Precision (collectively the "Acquisitions") in the first nine months of fiscal 1998 were approximately $46.3 million. Sales from the Company's existing operations in the first nine months of 1998 increased approximately 5.0%, or $24.7 million.

Gross Profit. Gross profit increased 15.6%, or $13.1 million, to $97.0 million for the nine months ended June 28, 1998 from $83.9 million in the comparable 1997 period. The overall gross margin increased slightly to 17.3% for the first nine months of fiscal 1998 from 17.2% in the comparable 1997 period. The incremental gross margin for the Acquisitions included in the first nine months of fiscal 1998 was approximately 17.2%. The gross margin for the Company's existing units increased to approximately 17.4% during the first nine months of fiscal 1998 from 17.2% in the comparable prior year period, primarily due to the absorption of fixed costs over a larger volume of sales and increased efficiencies at a number of operating units.

Selling, General and Administrative Expenses. SGA increased 10.1%, or $4.4 million, to $48.2 million for the nine months ended June 28, 1998 from $43.7 million in the comparable 1997 period. SGA expenses attributable to the Acquisitions were $4.3 million. SGA expenses at existing Company operations increased approximately 0.3%, or $0.15 million. As a percentage of sales, overall SGA expenses decreased to 8.6% in the first nine months of fiscal 1998 from 9.0% in the comparable 1997 period, primarily due to increased sales volume and continued cost control.

Operating Income. Operating income increased 21.6%, or $8.7 million, to $48.9 million for the nine months ended June 28, 1998 from $40.2 million for the comparable 1997 period. The overall operating margin increased to 8.7% for the first nine months of fiscal 1998 from 8.2% in the comparable 1997 period. The operating margin for the Acquisitions included in the first nine months of fiscal 1998 was approximately 7.9%. The operating margin for existing Company operations increased to 8.8% for the first nine months of fiscal 1998 from 8.2% in the comparable 1997 period.

Interest Expense. Interest expense decreased slightly to $11.0 million for the first nine months of fiscal 1998 from $11.1 million in the comparable 1997 period. This decrease is primarily attributable to the reduction of interest rates by approximately 0.5% in July 1997 when the Company's credit facility was amended. (See additional discussion under "Liquidity and Capital Resources"). However, the overall interest rate reduction was offset by higher average outstanding debt balances relating to the acquisition of Interstate during the first quarter of fiscal 1997 and the contingent payment during the second quarter of 1998, and the acquisitions of Camden Casting, Dycast and Citation Precision during the first nine months of fiscal 1998. The total purchase price plus assumed debt of the Acquisitions was approximately $109.7 million. Capitalized interest for the nine months ended June 29, 1997 and June 28, 1998 was approximately $0.1 million and $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund capital expenditures for existing facilities and to fund new business acquisitions. Historically, the Company has used cash generated by operations, borrowings under its $300,000 revolving credit facility (the "Credit Agreement") and proceeds from public equity offerings to fund its capital requirements. Additionally, the Company requires capital to finance accounts receivable and inventory.

Under the Credit Agreement, the Company can borrow at interest rates from LIBOR plus .5% to LIBOR plus 1.375% based upon the Company's ratio of debt to its cash flow, measured by earnings before interest and taxes plus depreciation and amortization (EBITDA). The Credit Agreement also makes available borrowings up to $15,000 under a swing line of credit bearing interest at prime. At September 28, 1997 and June 28, 1998, the Company was able to borrow at LIBOR plus 1%. The facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .18% to .30% based upon the Company's ratio of debt to EBITDA. At September 28, 1997 and June 28, 1998, the Company's unused commitment fee rate was .25%. The facility is collateralized by substantially all of the assets of the Company as well as the stock of its subsidiaries and expires on July 24, 2000. At September 28, 1997 and June 28, 1998, the total outstanding balance under the Credit Agreement was $170,393 and $229,479, respectively, and $129,607 and $70,521, respectively, were available for borrowing.

The Company had outstanding borrowings under the swing line of credit of $5,393 and $2,479 at September 28, 1997 and June 28, 1998, respectively, each bearing interest at the prime rate of 8.5%. At June 28, 1998 the remaining $227,000 outstanding under the Credit Agreement related to eight revolving loans. The Company had $22,000, $80,000, $15,000, $15,000 and $15,000 outstanding under these loans at interest rates of 6.66%, 6.63%, 6.68%, 6.69% and 6.69% which reprice on July 6, 1998, July 27, 1998, August 3, 1998, August 10, 1998 and September 17, 1998, respectively. On July 3, 1998 the $22,000 loan above was increased to $25,000 and repriced at an interest rate of 6.68%. The remaining $80,000 outstanding under the Credit Agreement at June 28, 1998 consists of one $40,000 and two $20,000 five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements are repriced every 90 days and expire between August 2001 and February 2002. The agreements have fixed interest rates plus a margin of .5% to 1.375%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates, including margins, were 7.91% and 8.09% on the two $20,000 swap agreements and 7.85% on the $40,000 swap agreement at June 28, 1998. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company believes it mitigates credit risk by dealing only with financially sound banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

The Credit Agreement contains certain restrictive covenants that require the maintenance of a funded debt to EBITDA ratio; a specified fixed charge coverage ratio; places a maximum debt to total capital leverage ratio; places limitations on capital expenditures, and places limitations on dividends and other borrowings.

RECENTLY ISSUED ACCOUNTING STANDARDS

Note 1 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards.

ACQUISITIONS

Notes 7, 8 and 9 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describe the recent acquisitions of Camden, Dycast and Citation Precision, Inc.

CONFORMANCE OF AUTOMATED SYSTEMS TO YEAR 2000

The Company is in the process of reviewing current software as well as embedded systems in certain of its manufacturing equipment and has surveyed its divisional operations to assess the impact of the year 2000 issue. Most of the standard software in use at its corporate office and divisions and the computer software for interface among its divisions and corporate office is year 2000 compliant. Programs to bring remaining software in compliance are anticipated to be completed by the end of calendar year 1998. The Company's management believes that its own compliance programs will not result in material costs to the Company. With regard to manufacturing equipment, the Company anticipates completing its evaluation by the end of calendar 1998 and remediation, if any, by mid-year 1999. The costs associated with this project will be expensed as incurred. At this time, the Company does not believe cost associated with this project will be material to the Company.

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

                        -------------------------------
                          PART II: OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 -    Financial Data Schedule, submitted to the Securities
                          and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

          There were no Reports on Form 8-K filed during the quarter ended June 28, 1998.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                         CITATION CORPORATION



July 21, 1998                 /s/ T. Morris Hackney
                              -------------------------------------------------
                              T. MORRIS HACKNEY
                              Chief Executive Officer and Chairman of the Board
                              (Principal Executive Officer)



July 21, 1998                 /s/ Frederick F. Sommer
                              -------------------------------------------------
                              FREDERICK F. SOMMER
                              President and Chief Operating Officer



July 21, 1998                 /s/   Thomas W. Burleson
                              -------------------------------------------------
                              THOMAS W. BURLESON
                              Vice President-Finance and Chief Financial Officer
                              (Principal Financial Officer)