Form 10-K405
period 1998-09-27
CITATION CORP /AL/
filed 1998-12-23
CIK 924648

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                           -------------------------


                                   FORM 10-K
(Mark One)

  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

  [ _ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                           THE SECURITIES ACT OF 1934


For the fiscal year ended September 27, 1998         Commission File No. 0-24492


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

                        Preferred Stock Purchase Rights
                        -------------------------------
                                (Title of Class)

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

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $81,747,226 as of December 15, 1998 based on the NASDAQ National Market System closing price on that date.

As of December 15, 1998 there were 17,889,113 shares of the registrant's Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 16, 1999 are incorporated by reference into
Part III of this Form 10-K.

                               TABLE OF CONTENTS

Item No.                                                                                                 Page No.
--------                                                                                                 -------
PART I
  1.          Business  ................................................................................       3
  2.          Properties................................................................................      19
  3.          Legal Proceedings.........................................................................      20
  4.          Submission of Matters to a Vote of Security Holders.......................................      20
              Executive Officers .......................................................................      20
PART II
  5.          Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................................................      22
  6.          Selected Financial Data...................................................................      23
  7.          Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................................      25
  8.          Financial Statements......................................................................      34
  9.          Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................................................      71
PART III
  10.         Directors and Executive Officers of the Registrant........................................      71*
  11.         Executive Compensation ...................................................................      71*
  12.         Security Ownership of Certain Beneficial Owners and Management ...........................      71*
  13.         Certain Relationships and Related Transactions............................................      71*
PART IV
  14.         Exhibits, Financial Statement Schedule, and Reports on Form 8-K ..........................      72
SIGNATURES..............................................................................................      75

* Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 16, 1999 are incorporated by reference in Part III of this Form 10-K.

                             CITATION CORPORATION

                                    PART I

ITEM 1:   BUSINESS

     Citation Corporation, established in 1974, is a leading manufacturer of cast, forged and machined components made primarily from iron, steel and aluminum materials. The Company believes that it is the second largest castings supplier and the third largest forgings supplier in the markets in which it competes, with an overall 3% market share of the estimated $23 billion castings and forgings market in North America. The Company's products are used primarily in the automotive, construction equipment, aerospace, agriculture and capital and durable goods industries. The Company's cast and forged products are used in a wide range of applications, including braking, steering, engine and drive train parts for passenger cars and light trucks; suspension and transmission parts for heavy trucks; ground engaging tools for construction equipment; parts for aircraft engines, landing gear and structural airframes; and thousands of other critical parts for capital and durable goods. Citation markets its products to many of the major original equipment manufacturers ("OEMs") and Tier 1 suppliers including, among others, Ford Motor Company, Caterpillar Inc., Dana Corporation, LucasVarity PLC and DaimlerChrysler Corp. Through innovative design and manufacturing expertise developed by the Company, and through selective acquisitions, the Company has established a leading market share in many of its product lines. In order to increase its product breadth and technological capabilities, the Company has grown significantly over the past several years through strategic acquisitions, resulting in an increase in the number of divisions operated to 20 at the end of fiscal 1998 (including the November 1998 Acquisition of Custom Products Corporation) from seven at the end of fiscal 1994.

1998 OVERVIEW

     In fiscal 1998, Citation reorganized its operating groups around common markets. The groups are now Automotive, Industrial, Forging, Aerospace and Technology, and Special Foundries. The purpose of this approach is to help further develop common marketing among the divisions as well as strengthen cooperative efforts and synergy.

     The Company added three acquisitions in fiscal 1998, which are described later in this report. As a result of the 1998 acquisitions, Citation now offers die-casting and investment casting among its processes. The Company's approach is to provide the optimum solution to its customers' needs rather than selling a single process or metal.

     In addition to the three acquisitions completed during the fiscal year, Citation acquired Custom Products Corporation, a machiner of castings and forgings primarily for diesel engine, construction equipment, farm implement and automotive markets in November, 1998, shortly after the close of fiscal 1998.

     Custom Products has two locations around the Milwaukee, Wisconsin area and approximately 650 employees. Sales for its most recent fiscal year were approximately $75 million.

     Since almost all of the castings and forgings produced and sold by Citation are machined prior to use, the acquisition of Custom Products allows Citation to add value to its cast and forged products. Further, with many of Citation's large customers consolidating their supply base, the Company's ability to provide design and engineering services as well as machining capabilities, makes Citation a more desirable source. Custom Products is part of the Industrial Group.

     Citation's human resources continue to grow. Including Custom Products, the Company now has approximately 7,000 employees. Recruiting and maintaining talented people is always a priority, thus there is continuing focus on strengthening training, development, and other programs which help make Citation a desirable employer. As a partial means of accomplishing this, nearly 70 percent of Citation's operating divisions have better safety performance than the national safety statistics for their specific industry.

     Toward the end of the fiscal year the Board of Directors, at the request of Chairman T. Morris Hackney, named F.F. "Rick" Sommer as Chief Executive Officer. Mr. Sommer joined Citation in 1996 as President and Chief Operating Officer from Lear Seating. Citation also added two new Group Vice Presidents this year, John
W. Lawson, Group Vice President - Automotive, and Edwin L. Yoder, Group Vice President - Industrial. They join Virgil C. Reid, Jr., Group Vice President - Special Foundries, and Timothy L. Roberts, Group Vice President - AeroSpace and Technology.

     Citation continues to strengthen its divisions through substantial capital spending. In fiscal 1998, the Company spent approximately $48 million on capital projects. Of that amount, about 57 percent was spent on internal expansion, new product requirements, or productivity improvement. The remainder was spent to modernize facilities and to protect the environment or maintain safe working conditions. Depreciation/amortization in fiscal 1998 totaled approximately $36 million.

PRODUCTS, MARKETS AND CUSTOMER BASE

     The Company manufactures ductile, gray and high-alloy iron, steel and aluminum castings and steel forgings. Gray iron, the oldest and most widely used iron, is readily cast into intricate shapes that are easily machinable and wear resistant. Ductile iron, which is produced by removing sulphur from the molten iron and adding magnesium and other alloys, has greater strength than gray iron and is used as a higher strength alternative to gray iron and a lower cost alternative to steel castings and forgings. High-alloy iron castings are used in specialized applications where resistance to wear, heat and corrosion or other desirable properties are important. Steel castings are an alternative for products that require greater strength or more corrosion resistance than gray or ductile iron or larger or more complex shapes than can be produced by forging. Aluminum is typically used in lighter-weight or thin section applications. Steel forgings are typically utilized where strength and consistent metallurgy are crucial.

     Descriptions of the major manufacturing processes are included later in this report.

     The Company manufactures over 19,500 products, which it sells to more than 2,000 customers in North America. Citation has pursued a strategy to maintain the diversity of its product offerings, markets and customers through internal growth initiatives and through selective strategic acquisitions. In fiscal 1995, the Company's product mix was approximately 90% gray and ductile iron castings, and the automotive industry and the Company's largest customer accounted for 30% and 8% of sales, respectively. By fiscal 1998, the Company's product mix was approximately 54% iron castings, 18% aluminum castings, 15% steel forgings, 6% steel castings, and 7% machined components; the automotive industry accounted for approximately 40% of sales and the Company's largest customer represented approximately 9.5% of sales. The Company believes this diversification mitigates cyclical or market fluctuations in sales to any particular market or customer.

     Overall, Citation's customers and markets continue to evolve with internal growth and acquisitions. Citation's top 10 customers, as a percentage of sales, for each of the last three fiscal years were as follows:

CITATION TOP 10 CUSTOMERS

                                 1998       1997       1996
CUSTOMER                        PERCENT    PERCENT    PERCENT
                               OF SALES   OF SALES   OF SALES
-------------------------------------------------------------
Ford Motor Co.                      9.5%      10.5%       5.8%
LucasVarity                         6.9        2.1        1.8
Caterpillar, Inc.                   6.3        8.7        4.3
Dana Corporation                    6.3        5.6        5.2
Simpson Industries                  2.6        2.4        2.0
DaimlerChrysler Corporation         2.2        2.0        2.1
Uni Boring Co., Inc.                2.1        2.3        1.6
John Deere                          1.6        1.6        1.1
Hydro Aluminum Adrian, Inc.         1.6        1.7        1.2
Bosch Braking                       1.6        1.4        1.7
-------------------------------------------------------------
TOTAL                              40.7%      38.3%      26.8%

     Not all of Citation's customers are original equipment manufacturers (OEM's) such as Ford, Caterpillar, and DaimlerChrysler. Many, Simpson Industries and Uni Boring, for example, machine castings and forgings for OEM's. Others, including Dana, LucasVarity and Bosch, produce component assemblies such as drive trains or brake systems to supply automotive companies. By including the impact of this indirect business, as well as the direct, Ford would represent approximately 18 percent of Citation's total business, General Motors 12 percent, and DaimlerChrysler approximately 10 percent.

     The following table sets forth information regarding the end user markets served by the Company and the shipments to each market, as a percentage of total sales, for each of the last three fiscal years:

CITATION SHIPMENTS BY MARKET      1998    1997    1996
------------------------------------------------------
Automotive/Light Trucks           39.9%   34.7%   30.2%
Medium and Heavy Trucks           12.4    15.1    18.5
Construction Equipment            11.9    11.3     6.5
Pumps, Valves and Compressors      5.5     6.9    10.8
Oil Field Equipment                5.3     6.1     1.6
Internal Combustion Engines        3.2     4.7     5.8
Agriculture                        5.0     4.2     3.5
Aircraft and Aerospace             4.7     2.7     2.4
Railroad Equipment                 3.5     2.0     3.0
Electrical Equipment               2.1     1.9     2.2
Mining Equipment                   2.0     1.5      --
Waterworks                         1.0     1.4     1.9
Machine Tools                      0.9     0.9     2.5
Other Uses                         2.6     6.6    11.1
------------------------------------------------------
TOTAL                            100.0%  100.0%  100.0%

BUSINESS TRENDS

     The Company believes that the demand for its products has increased in recent years and will continue to increase in the future as a result of several favorable trends affecting the industries that Citation serves. These trends include:

     OUTSOURCING OF NON-CORE MANUFACTURING FUNCTIONS BY OEMS. Historically, many of the large OEMs were vertically integrated with large in-house component manufacturing capabilities. During the past several years, however, OEMs have been outsourcing non-core component manufacturing functions to a much greater extent in an effort to reduce cost, increase efficiency, improve quality and shorten product development cycles. For example, since 1980 General Motors, Ford, Caterpillar, John Deere, Navistar International and other large OEMs have closed or sold many of their captive foundry operations and outsourced the castings these operations formerly provided. Citation was recently awarded a contract, which commenced in June 1998, to supply ductile iron steering knuckles to General Motors and its Saturn division that were previously manufactured in-house by General Motors.

     CONSOLIDATION OF SUPPLIER BASE. Many large manufacturers, including those served by the Company, are consolidating their supplier base in an effort to further improve efficiency by working with fewer, better equipped, and better capitalized suppliers. According to industry statistics, the number of automotive suppliers is estimated to be reduced to approximately 8,000 by the end of 1998 from approximately 30,000 in 1988. Such consolidation also allows manufacturers to work more closely with a smaller number of suppliers at the product development stage, resulting in additional cost reduction and improved manufacturing efficiency. In December 1997, LucasVarity, the world's largest producer of anti-lock braking systems ("ABS"), sold its captive ductile iron foundry to the Company, then entered into a supply agreement with Citation not only for ductile iron but also for certain cast gray iron, aluminum and machined brake components. Citation has since replaced both captive and independent sources of supply to LucasVarity in North America and, as a result, sales to LucasVarity increased from approximately $13 million in fiscal 1997 to approximately $50 million in fiscal 1998. To assist LucasVarity in the design of castings and forgings for future systems, the Company has also placed one of its applications engineers at LucasVarity on a full-time basis. Management believes the range of its engineering and manufacturing capabilities positions the Company to benefit from further consolidation of suppliers.

     CONSOLIDATION OF CASTINGS AND FORGINGS INDUSTRIES. The castings and forgings industries historically have been highly fragmented, comprised of many local and regional competitors who typically concentrate on single markets and products. For several years, however, these industries have experienced a period of consolidation, as the smaller competitors have been increasingly unable to satisfy customers' higher quality and service standards and the greater capital requirements to upgrade technology. In addition, many large OEM captive operations have been sold or closed due to the outsourcing initiatives previously discussed. Accordingly, based on Commerce Department surveys, there were approximately 5,100 foundries in 1987 and by the end of 1997 the number had declined by 18% to approximately 4,200. These trends have created an attractive environment for the Company both to expand its own operations and to capitalize on acquisition opportunities.

     DEVELOPMENT AND USE OF DIVERSE MATERIALS AND TECHNOLOGIES. Within the castings and forgings market, there is a trend toward both improved performance with lower costs and the use of more complex materials. This has led to the development and use of diverse materials and technologies. Buyers of castings and forgings continuously evaluate the tradeoffs between cost and specific technical requirements for metallurgical characteristics. The Company believes that its ability to provide the most cost effective solution for each specific application and the availability within the Company's operating divisions of a broad range of materials and technologies provide Citation a significant competitive advantage in the markets which it serves.

     INCREASING CUSTOMER REQUIREMENTS. In addition to improvements in product capability and process technology, OEMs frequently require their suppliers to provide design, engineering, prototyping, component sourcing, quality assurance, testing and delivery capabilities. The Company possesses both design engineering and prototyping capabilities that it believes can meet such requirements. Citation's acquisition of Citation Precision, Inc. ("Citation Precision") in March 1998 provided the Company with the additional capability for stereo lithography production of solid models from which prototype patterns can be produced. Many of the Company's competitors do not have this capability. The Company also believes that the increased customer requirements described above have contributed to the accelerating pace of consolidation in the manufacturer supplier base as those competitors which lack the full-service capabilities to meet manufacturers' needs either cease operating or are acquired.

THE AUTOMOTIVE GROUP

     To better focus on automotive customer needs, the High Volume Iron and the Aluminum Groups were combined into the Automotive Group in the latter part of fiscal 1998. The Automotive Group's mission is to provide metal products for passenger cars and light trucks (which includes sport utility vehicles).

               THE AUTOMOTIVE GROUP
               Iron Divisions:
               --------------
               Alabama Ductile Castings Co.
               Texas Foundries
               Camden Castings Center
               Aluminum Divisions:
               ------------------
               Bohn Aluminum
               Dycast, Inc.
               Southern Aluminum Castings Co.
               Medium Volume Machining:
               -----------------------
               Hi-Tech, Inc.

     Camden Castings Center and Dycast, Inc. were acquired during fiscal 1998.

     Customers. The primary customers of the Automotive Group are Ford, General Motors and DaimlerChrysler, as well as first and second tier suppliers to the OEM's. This includes companies such as LucasVarity and Bosch Braking, which produce braking systems, and machiners such as Simpson and Linamar that machine castings and forgings.

     The Automotive Group provides a wide range of component parts either directly or indirectly to the automotive industry. These include engine parts such as intake and exhaust manifolds, oil filter adapters, and various brackets. Braking and steering parts include brake master cylinders, calipers, brake adapters, steering knuckles and steering linkage.

     Chassis and suspension parts include lower control arms, yokes, differential cases and carriers, and transmission parts. Various components utilized in air conditioning, air bags and other electronics are also produced by Citation.

     Dycast Acquisition. Dycast is an aluminum die casting and machining company located in Lake Zurich, Illinois. This is Citation's first aluminum die casting company, a process different from conventional casting.

     Normally, in casting, molten metal is poured into a sand, metal or ceramic mold. In die casting, molten aluminum is injected under pressure into a die. Dycast has 22 conventional die casting machines and a new squeeze casting machine. Its customer base is primarily automotive.

     Capital Projects. In addition to capital projects to improve employee safety and the environment, the Automotive Group's capital spending was focused on improving productivity through a variety of projects.

     Camden Castings Center, acquired in December 1997, previously utilized three molding lines for ductile iron casting production at its facility in Camden, Tennessee. The molding lines had not been significantly updated for a number of years. By rebuilding two of the lines to modernize them and by increasing casting cooling lines, it was possible to maintain the same level of output as had been available with three lines previously. Further, quality was improved. Capital cost was approximately $1.6 million.

     Bohn Aluminum, acquired in 1996, is primarily a high volume producer of automotive parts. However, Bohn also produced low to medium volume parts in a separate area of the plant. To better focus the facility on automotive markets, some of the low to medium volume cells were shut down and replaced with a permanent mold line, thus increasing capacity where needed.

     Dycast added a fully automated die casting work cell, including a die casting machine, ladle, automatic casting extractor and other parts. The project, which cost approximately $0.6 million, was completed in the fourth fiscal quarter.

     Southern Aluminum added equipment to cast, machine, and assemble a new product family which transfers water between the two cylinder heads of a Ford
5.4 Liter engine. The project will be completed in the second half of fiscal 1999 at an estimated cost of $1.7 million.

     Quality Programs. As in all industrial manufacturing facilities, quality assurance is a significant issue for Citation's Automotive Group. In particular, establishment of the automotive standards quality system QS 9000 is a requirement for all automotive suppliers.

     As of the end of Citation's fiscal year 1998, Alabama Ductile, Camden Castings, Dycast, and Texas Foundries are certified to both QS 9000 and ISO 9002, which is an international standard. Bohn Aluminum is ISO 9002 compliant and will be audited for QS 9000 in January 1999. Southern Aluminum and Hi-Tech are to be audited for both QS 9000 and ISO 9002; Southern Aluminum in January, and Hi-Tech later in fiscal 1999.

     Casting capacity for the Automotive Group is approximately $180 million in iron and $130 million in aluminum castings.

THE INDUSTRIAL GROUP

     The Industrial Group was organized to give better focus to the customers and markets whose end use is principally capital goods products.

     In total, approximately two-thirds of Citation's shipments are non-automotive in nature, although the Industrial Group, by itself, only represents about 25 percent of Citation's total shipments.

     The Industrial Group also serves automotive customers, primarily with short run and specialty parts. The Industrial Group consists of medium volume iron foundries.

               THE INDUSTRIAL GROUP
               Southern Ductile Castings Co.
               Foundry Service Co.
               Mabry Foundry
               Mansfield Foundry
               Iroquois Foundry
               Berlin Foundry

     Customers. Unlike the Automotive Group, the Industrial Group has a much wider base of customers and markets served. A number of these customers are designated as "key accounts," based upon size and multi-division impact, and are served by a central sales office.

     Key markets for the Industrial Group include automotive, heavy trucks, construction equipment, diesel engines, agricultural equipment, rail equipment, machine tools, material handling, and pumps, valves and compressors. Major customers are Caterpillar, Dana Corporation, John Deere, General Motors, Freightliner, New Holland, Buffalo Brake, and Detroit Diesel.

     Capital Projects. In fiscal 1998, Foundry Service initiated a $2.4 million capital project to add an additional electric melting furnace that will provide molten iron. The project is expected to be completed early in fiscal 1999. The new furnace increases melt capacity approximately 25 percent.

     Foundry Service had reached capacity in castings production and the new furnace will help the Company meet demand for capital goods production. In particular, demand for castings utilized in heavy trucks is good.

     Berlin Foundry is also adding a new melt furnace to its operations. The project, which increases melt capacity, began in fiscal 1998 but will not be completed until the second quarter of fiscal 1999. Cost is estimated at $2.3 million.

     Another unit of the Industrial Group, Southern Ductile, added a new high-speed core machine to improve productivity. Cores are utilized to produce the voids in complex castings. Cost of the new core machine was approximately $0.4 million.

     In addition to these projects, other capital projects for productivity enhancement, product development, modernization, maintenance and repair, and regulatory compliance were completed in the Industrial Group during fiscal 1998.

     Quality. Like all component suppliers, Citation's Industrial Group directs much of its management attention to its quality process. Southern Ductile, Foundry Service, and Mansfield Foundry are certified to ISO 9002 standards. Iroquois Foundry, Berlin Foundry and Mabry Foundry all expect to be certified during fiscal 1999.

     Casting capacity of the Industrial Group is approximately $190 million.

THE FORGING GROUP

     The Forging Group consists solely of Interstate Forging Industries, which has two divisions; Interstate Midwest in Milwaukee, Wisconsin and Interstate Southwest in Navasota, Texas. The Texas plant produces larger forgings than the Milwaukee plant.

     In the forging process utilized by Interstate, billets of carbon, alloy or stainless steel are heated to the point where they become malleable, but not molten. Pressure is then applied to force the billet into a final shape in a metal die or series of dies. In a forged part, the grain structure follows the contour of the part, a characteristic that imparts strength.

               THE FORGING GROUP
               Interstate Forging Industries - Midwest
               Interstate Forging Industries - Southwest

     Customers. The Forging Group primarily produces forgings used in capital goods, although it does have a some of automotive and aerospace business. Caterpillar is its largest customer and Interstate is Caterpillar's largest supplier of forgings.

     Interstate's largest markets are construction equipment, oil field equipment, and heavy trucks. In addition to Caterpillar, key customers include Dana Corporation, Hughes Christensen, Dresser Industries, John Deere, Case, and Hendrickson Suspension.

     Capital Projects. Interstate rebuilds and reconditions all its forging presses. Currently, it is in the second year of rebuilding and installing a 7,000-ton press at its Navasota facility. The 7,000-ton press is planned to augment a 6,000-ton press at the same facility that is currently operating at full capacity. This would be the second largest press within Interstate. When completed by January 1999, final capital cost is expected to be approximately $7.0 million and the new press will add about $15 million of sales capacity.

     During 1998, Interstate also completed the rebuild of a 1,000-ton press at the Milwaukee plant. That press added about $3.5 million in sales capacity.

     Quality. Interstate has a strong and continuing quality system with the best record for rejects in Citation, except for Hi-Tech Corporation.

     The Milwaukee division of Interstate is certified to ISO 9002 and the Navasota division expects to complete certification to ISO standards in fiscal 1999. Both are also certified to a number of customer quality standards.

     Total capacity of Interstate Forging Industries is approximately $155 million in sales, which includes the increase in capacity from adding the new 7,000-ton press in Navasota.

THE AEROSPACE GROUP

     The Aerospace Group consists of Citation Precision and Oberdorfer Industries. As previously announced, Citation is currently marketing Oberdorfer for sale. Citation Precision, which was acquired in March 1998, is Citation's only investment casting facility. The Aerospace Group and the Technology Group are combined administratively, although both are strategic growth areas.

     Investment casting, also called "lost wax" casting, is a process by which wax is molded and assembled into a replica of the casting to be produced. Several coats of ceramic slurry are applied to the wax replica, then it is baked in an oven that solidifies the ceramic shell and melts off the wax. The wax is collected for reuse. Molten stainless steel or aluminum, depending upon the application, is poured into the ceramic mold, then the ceramic is broken off, leaving a casting. Investment casting is used to produce castings of high tolerances and nearer net shape for demanding applications.

     Customers. All of Citation Precision's customers are aircraft and aerospace manufacturers. Citation Precision also represents any other Citation company that has aircraft part sales, which currently is primarily Interstate Forging Industries. All of Citation Precision's customers are OEM aircraft, aircraft engine, or subassembly manufacturers.

     Citation Precision primarily produces two categories of components:
Airframe parts are produced for Boeing, Bombardier, Global Express, Cessna and others, and engine parts are produced for manufacturers including Allied Signal, Rolls-Royce, and Pratt & Whitney.

     Capital Projects. Citation Precision was acquired at the end of the second quarter, so capital spending was limited in fiscal 1998. However, the addition of a wax press to increase production capability, at a cost of approximately $0.4 million, was completed in fiscal 1998.

     Quality. Obviously, total quality is a crucial part of any manufacturer involved in the aircraft and aerospace markets. Citation Precision is certified to ISO 9002 and Boeing D1 9000, and has Aerospace certification AS 9000.

     Citation Precision is also one of very few manufacturers that offer stereolithographic (SLA) capability for rapid prototyping. With two SLA machines, it is possible for Citation Precision to go from blueprint to prototype part in only 15 days.

     Current capacity of Citation Precision is approximately $33 million in annual sales.

THE TECHNOLOGY GROUP

     The Technology Group was organized in fiscal 1998 for the purpose of reviewing, exploring, and developing new technology in both the process and product areas. The Group also has significant capabilities in design engineering, quality assurance and troubleshooting, to design new products, strengthen division operations, and to assist in meeting the more demanding quality certifications required for the future. The Group currently consists of an Engineering Division, Citation Foam Castings, and technology, engineering, and quality professionals.

     Engineering Division. The Engineering Division of the Technology Group is located in Southfield, Michigan because most of the design requirements are presently automotive in nature. Design capabilities, however, are available as required by Citation customers, regardless of the end use application.

     The Engineering Division has both applications and design engineers. Applications engineers normally participate in product engineering as part of a customer team working on specific assemblies.

     Citation's engineers process data from a customer design group to prepare specific casting and forging design. Citation's capabilities for producing aluminum, iron and steel castings with various molding technologies and for producing stainless, alloy and carbon steel forgings give the Company the ability to provide solutions to broad-based customer issues rather than to merely sell a specific material or process.

     Lost Foam Division. The Technology Group's only manufacturing division at this time is Citation Foam Castings, the largest independent iron lost foam producer in the world. Lost foam is a unique process by which a replica of the part to be produced is made in a polystyrene-like material. This "foam" replica is assembled into a group of parts with a downsprue to duct molten metal to the foam parts, and the assembly is called a "tree." The patterns are then coated in ceramic slurry and dried.

     The tree is submerged in a metal flask and dry sand is compacted around it. Molten metal is poured into the tree, which evaporates as the molten iron contacts the polystyrene. What remains after the molten iron cools is a precise replica.

     The advantage of the process is that it forms a near net shape casting that requires little or no machining, a major cost savings to the customer. Further, there are design capabilities in lost foam that are not practical in conventional molding methods.

     Customers. Iron lost foam is still a developing process. Thus, its potential is not yet fully recognized, but proceeds on an application-by-application basis as the capabilities are better understood.

     Current key customers include Dana Corporation, Volvo, Baldor Electric, and Mercury Marine. Largest markets are automotive/light truck, electrical equipment, and heavy trucks.

     Capital Projects. During fiscal 1998, Citation Foam Castings completed the final phase of its extensive expansion. Previously, the finishing and painting operations had been reorganized and housed in a new facility and the melt operation expanded. In fiscal 1998, in addition to completing those areas, a new foam line at a cost of approximately $3.0 million was installed and started production.

     The new line doubles molding capacity for the facility, which is now capable of producing nearly $40 million a year of lost foam castings. In addition, the new line allows the production of larger castings than Citation Foam was previously capable of producing. The plant now has two production molding lines and a prototype molding line.

 THE SPECIAL FOUNDRY GROUP

     The Special Foundry Group consists of Castwell Products, which produces high alloy iron products in shell and sand molding, and Texas Steel, which produces large stainless and carbon steel castings. The Group will also include Aceros Fundidos Internacionales, which is to be a joint venture steel foundry between Citation and Caterpillar, Inc., located in Mexico.

               THE SPECIAL FOUNDRY GROUP
               Castwell Products
               Texas Steel Co.
               Aceros Fundidos Internacionales (AFI)

     Customers. Caterpillar, Inc. is the largest customer of the Special Foundry Group and Texas Steel is one of Caterpillar's largest suppliers of steel castings. Texas Steel supplies turbine housings to Caterpillar's solar turbine division, wheel and steering parts to Caterpillar's huge trucks used in mining, and ground engaging tools (GET) to its construction equipment GET division.

     Texas Steel also supplies castings to Komatsu America, a manufacturer of construction equipment, and Nordberg, a manufacturer of crushers.

     Castwell Products supplies a number of specialized automotive engine parts such as lifters to GM's Delphi Corporation, Hy-Lift, Inc., and Morestana, which is a Mexican manufacturer of lifters. Castwell also supplies oil tool manufacturers including Centrilift and Oil Dynamics with impeller castings. The Company also supplies gears to fifth wheel manufacturer Binkley.

     The joint venture with Caterpillar is a steel foundry to be located near Saltillo, Mexico, that will manufacture ground engaging tools for Caterpillar.

     Capital Projects. The largest capital project for Citation currently is the construction of AFI, the joint Caterpillar-Citation steel foundry to be located in Mexico. Each partner is to furnish half the capital outlay, expected to cost approximately $25 to $30 million. The foundry will be operated by Citation and Caterpillar will be the sole customer.

     Currently, land in Mexico is being purchased and the engineering design completed. It is expected that land preparation will begin in late calendar 1998 and the plant should be completed approximately one year later.

     Quality. As with Citation's other groups, quality is central to the Special Foundry Group. Because Castwell Products has both industrial and automotive customers, it is certified to both ISO 9002 and QS 9000. Texas Steel does not have automotive customers and thus is only certified to ISO 9002. Both facilities are also Caterpillar certified suppliers.

     Current capacity of this Group is approximately $113 million. AFI will have capacity of approximately $25 million when completed.

RAW MATERIALS

     The primary raw material used by the Company to manufacture iron and steel castings is steel scrap and the principal raw material used by the Company in the manufacture of steel forgings is steel bar. To produce aluminum castings the Company purchases aluminum ingot to specified alloy grades. The ingot is purchased from primary aluminum producers and in some cases from secondary smelters. Bohn Aluminum and Southern Aluminum produce part of their requirements by operating smelters that melt scrap aluminum.

     The Company purchases steel from numerous sources, generally regional scrap brokers, using a combination of spot market purchases and contract commitments. The Company has no long-term contractual commitments with any scrap supplier and does not anticipate, nor has it experienced, any difficulty in obtaining scrap. This is due to the relatively large number of suppliers and the Company's position as a major scrap purchaser. The Company is not dependent upon any one supplier for any of its raw material needs.

     The cost of steel is subject to fluctuations, but the Company has contractual arrangements with most of its customers allowing it to pass through raw material price increases. In periods of rapidly rising steel prices, these adjustments will lag the current market price for steel because they are generally based on average market prices for prior periods. These periods vary by customer but are generally no longer than one quarter. This adjustment lag may have an adverse effect on the Company's results of operations during such periods.

     The price of aluminum ingot is also subject to fluctuations and in some cases the Company has contractual arrangements to adjust its prices to reflect fluctuations. In other cases, changes in aluminum ingot prices must be recovered through casting price negotiations with the customer. Recovery of cost increases in both cases may lag the aluminum ingot price increases by a quarter or more.

BACKLOG

     The Company's backlog of orders at September 27, 1998 was approximately $196.7 million compared to approximately $157.0 million at September 28, 1997. The Company's operating divisions normally receive purchase orders from customers either annually or for the life of the part specified. Purchase orders specify product requirement, price and terms, but do not specify quantity, which is usually ordered by the customer on a monthly basis. The Company's backlogs are calculated from these monthly orders and, accordingly, are considered by the Company to be a good indication of product demand.

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

EMPLOYEES

     As of September 27, 1998, the Company had 6,336 full time employees, of whom 5,243 were hourly employees and 1,093 were salaried employees. Unions represent approximately 2,414 of the Company's hourly manufacturing employees at 12 of its 19 operating divisions under collective bargaining agreements expiring at various times through October 2002.

     The management of each division and corporate staff participate in a management bonus pool equal to 15% of income before taxes, bonus and corporate administrative charges. Divisional management's bonus compensation is based on the financial performance of their respective divisions and specific objectives, while corporate management's bonus compensation is based on overall Company profitability plus also meeting specified objectives. Hourly incentive plan programs and participants vary by division.

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

     The chief environmental issues for the Company's foundries are air emissions and solid waste disposal. For foundries, air emissions, primarily dust particles, are handled by dust collection systems. The solid waste generated by these foundries is generally sand, which is recycled and reused in the foundry or disposed of as non-hazardous waste in landfills on Company property or in permitted off-site landfills. The Company has closed certain of the landfills on its properties without incurring material expenditures and expects to close other such landfills in the future without incurring material expenditures. The Company has also begun beneficially reusing the excess sand as fill material and as a raw material in other products such as cement and asphalt. However, there can be no assurance that future regulations will not require the Company to incur additional and potentially material costs related to its past or present environmental practices. Because the Company's forge and machine shops do not melt metal nor utilize sand in their operations, environmental issues are much more limited than foundry operations.

     Certain of the Company's foundries do use solvents or oils. The Company has in place programs and procedures regarding the proper use, storage and disposal of such materials.

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

     The Company is implementing a source removal and shallow groundwater remediation project at Castwell Products for purposes of removing excessive levels of trichloroethylene ("TCE") which were detected at this facility. These excessive levels of TCE resulted from previous leakage into the groundwater from a part washing area located on the premises. The need for the remediation was identified in connection with the Company's acquisition of Castwell Products, and the Company assumed an accrued liability in the amount of $1.2 million related to the estimated cost of the remediation. Of this amount, approximately $600,000 is expected to be paid through fiscal 1999 in connection with soil removal, groundwater remediation measures and testing expenses. Of that amount, approximately $450,000 was spent through fiscal 1998. Thereafter, the Company estimates that it will incur approximately $40,000 annually for an estimated 20 to 30 years for ongoing monitoring and periodic sampling tests. There can be no assurance, however, that the costs and expenses related to this remediation project will not be materially greater than currently estimated.

     Iroquois Foundry is expected to pay over $57,000 in penalties to the USEPA due to violations detected during an August 1997 inspection. The violations have since been corrected.

     The 1990 amendments to the Clean Air Act may have a major impact on the compliance costs of many U.S. companies, including foundries. Many of the regulations that will implement the Clean Air Act amendments have not yet been promulgated. The MACT Standard affecting iron and steel foundries will not be issued in draft form until November 1999 and in final form until November 2000. Until such regulations are issued, it is not possible to estimate the costs the Company may need to incur to comply with them, but the foundry industry continues to work with the USEPA in developing these standards.

ITEM 2:   PROPERTIES

     The Company maintains its corporate headquarters in leased office space in Birmingham, Alabama and conducts its principal manufacturing operations at the following facilities, each of which is owned by the Company.

                                                          CAPACITY /(1)/   FLOOR SPACE
FACILITY                      LOCATION                    (TONS PER YEAR)   (SQ. FT.)
-------------------------------------------------------------------------------------
Alabama Ductile.............. Brewton, Alabama                   45,000       135,000
Bohn Aluminum................ Butler, Indiana                    15,000       135,000
Berlin Foundry............... Berlin, Wisconsin                  30,000       335,000
Castwell Products............ Skokie, Illinois                   32,000       286,000
Camden Casting............... Camden, Tennessee                  25,300       117,000
Citation Foam................ Columbiana, Alabama                13,000       130,000
Citation Precision........... Rancho Cucamonga, California        /(4)/        68,000
Custom Products.............. Menomonee Falls, Wisconsin          /(3)/       250,000
Dycast....................... Lake Zurich, Illinois               /(2)/        96,000
Foundry Service.............. Biscoe, North Carolina             20,000       160,000
Hi-Tech Inc.................. Albion, Indiana                     /(3)/        67,000
Interstate Forging........... Milwaukee, Wisconsin               16,000       200,000
                              Navasota, Texas                    42,000       500,000
Iroquois Foundry............. Browntown, Wisconsin               25,000       131,600
Mabry Foundry................ Beaumont, Texas                    12,250       118,000
Mansfield Foundry............ Mansfield Ohio                     30,000       242,000
Oberdorfer Industries........ Syracuse, New York                  3,500       250,000
Southern Aluminum............ Bay Minette, Alabama               22,000       255,000
Southern Ductile............. Bessemer, Alabama                  15,000       108,000
                              Centreville, Alabama                2,400        32,000
                              Selma, Alabama                      5,000        30,000
Texas Foundries.............. Lufkin, Texas                      90,000       595,000
Texas Steel Corporation...... Fort Worth, Texas                  23,500       454,000
                                                       ------------------------------
     TOTAL                                                      466,950     4,694,600

______________
(1) Maximum capacity of each foundry is based on six days of operations per week with two ten-hour-shifts per day, except for Iroquois Foundry, which is based on one ten-hour-shift per day and Bohn Aluminum, which is based on five days of operations per week with three eight-hour-shifts per day.

(2) Dycast is a die casting producer. Capacity is measured as revenue per die cast machine. Estimated Dycast capacity is $1.5 million per machine, aggregating $36.0 million annually.

(3) Hi-Tech and Custom Products perform machining. Capacity is measured in sales revenue, rather than tons. Estimated capacity of Hi-Tech and Custom Products is approximately $15.0 and $95.0 million in sales revenue, respectively. Custom Products was acquired November 1998.

(4) Citation Precision sells aluminum and steel products. The value of these products are the dimensions and metallurgical properties. Capacity is measured in sales revenue, rather than tons. Estimated capacity of Citation Precision is approximately $33.0 million in annual sales revenue.

     The Company believes that its properties have been adequately maintained, are in generally good condition and are suitable for the Company's business as presently conducted. The Company believes its existing facilities, together with the current and proposed internal expansion described elsewhere herein, provide sufficient production capacity for its present needs and for its anticipated needs in the foreseeable future.

ITEM 3:   LEGAL PROCEEDINGS

     From time to time, the Company is named as a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceedings the resolution of which, either individually or in the aggregate, is expected by management of the Company to have a material adverse effect on the Company's cash flow, results of operations or financial condition or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the Company's fiscal year covered by this report, no matter has been submitted to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS

     The executive officers of the Company as of the end of fiscal 1998 were as follows:

Name                     Position
----                     --------
T. Morris Hackney        Chairman of the Board
Frederick F. Sommer      President and Chief Executive Officer
R. Conner Warren         Executive Vice President and Chief Administrative
                         Officer
Virgil C. Reid           Vice President, Special Foundry Group
Timothy L. Roberts       Vice President, Aerospace and Technology Group
John W. Lawson           Vice President, Automotive Group
Edwin L. Yoder           Vice President, Industrial Group
Thomas W. Burleson       Vice President-Finance, Chief Financial Officer and
                         Assistant Secretary
Karl E. Sekerka          Vice President, Business Development
Stanley B. Atkins        Vice President and Secretary

     T. MORRIS HACKNEY founded the Company in 1974 and has served as its Chairman of the Board since that time. Until August 1998 he was also the Company's Chief Executive Officer. Prior to establishing the Company, Mr. Hackney served as President of Hackney Corporation, a chain-link fence manufacturer, for nine years. He is also a director of Alabama National BanCorporation and Meadowcraft, Inc.

     FREDERICK F. SOMMER became President and Chief Executive Officer in August 1998. He joined the Company as its President and Chief Operating Officer in July 1996. Prior to that time, Mr. Sommer served as President and Chief Operating Officer of Automotive Industries, Inc. from 1991 until his appointment as its President and Chief Executive Officer in 1994. He remained in that position after Automotive Industries, Inc. was acquired by Lear Corporation in 1995, and also served as a Senior Vice President of Lear Corporation. He has been a director of the Company since 1996.

     R. CONNER WARREN joined the Company in 1975, shortly after its founding. Since that time, Mr. Warren has served the Company in various capacities and is currently its Executive Vice President and Chief Administrative Officer. He has served on the Board of Directors since 1975. Prior to joining the Company, Mr. Warren was an employee of Hackney Corporation. He is a past president of the American Foundryman's Society and of the American Cast Metals Association and is currently the U.S. representative to the International Association of Foundry Technical Associations and a member of its executive board.

     VIRGIL C. REID, JR. joined the Company in 1981 and served as Group Vice President, Medium Volume Foundries from 1992 to 1998 before becoming Vice President, Special Foundry Group. Prior to attaining his current position, Mr. Reid served as General Manager of Alabama Ductile, and General Manager, Sales Administrator and Controller of Foundry Service. From 1974 to 1981, Mr. Reid served in various capacities for GTE, including Divisional Cost Accounting Manager of its Metal Laminates Division.

     TIMOTHY L. ROBERTS joined the Company in May 1995 as Group Vice President, Special Foundry Group, and is currently Vice President, Aerospace and Technology Group. He served as Director of Manufacturing Operations at Intermet Corporation, an iron castings company, from 1994 to 1995, and previously served ten years at Wheland Foundry where he advanced to the position of Director of Operations and General Manager.

     JOHN W. LAWSON joined the Company in February 1998 as Vice President, High Volume Foundry Group and was named Vice President, Automotive Group in August 1998. Mr. Lawson has more than 20 years of operations experience, most recently with Lear Corporation as its Vice President of European operations from 1996 to February 1998, and Vice President of North American operations from 1992 to 1996.

     EDWIN L. YODER was named Vice President, Medium Volume Foundry Group, when he joined the Company in June 1998 and Vice President, Industrial Group in August 1998. Mr. Yoder was formerly with Allied Signal Corporation as Vice President and General Manager of its Environmental Catalysts Division from 1994 through June 1998, and he was with Garrett Automotive from 1992 to 1994.

     THOMAS W. BURLESON joined the Company in 1992 as its Corporate Controller and became Vice President-Controller in August 1994. He became Vice President-Finance and Chief Financial Officer in March 1998. Prior to joining the Company, Mr. Burleson was Corporate Controller of Marvin's, a regional building products chain, from 1990 to 1992, and was an accountant with Coopers & Lybrand from 1980 to 1990. Mr. Burleson is a certified public accountant.

     KARL E. SEKERKA joined Citation in August 1994 as Vice President of Automotive Sales in Detroit, Michigan. He was named Vice President, Business Development in October 1996. He also serves as Vice President of Automotive Sales. Prior to joining the Company, he was Vice President and General Sales Manager for CMI International, a major producer of machined aluminum and iron castings for the automotive industry.

     STANLEY B. ATKINS is the Company's Vice President and Corporate Secretary and is responsible for investor relations. He joined the Company in 1991 as Vice President-Marketing. He was named Vice President-Sales Administration in 1992 and to his present position in June 1994. Prior to joining Citation, he was with Intermet Corporation and its predecessor organizations for 19 years as Vice President of Marketing.

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

FISCAL 1996        HIGH      LOW
                   ----      ---
First Quarter     $19       $9  1/4
Second Quarter    $13       $9  3/4
Third Quarter     $15 7/8   $11 1/2
Fourth Quarter    $14 3/4   $10 3/8

FISCAL 1997
First Quarter     $13 1/8   $ 9 1/2
Second Quarter    $15 3/8   $ 9 7/8
Third Quarter     $18 1/4   $13 1/4
Fourth Quarter    $20       $16 1/4

FISCAL 1998
First Quarter     $20 1/2  $15 1/2
Second Quarter    $23      $15 7/8
Third Quarter     $23 3/4  $18
Fourth Quarter    $20 5/8  $ 8 1/2

     As of December 15, 1998, there were approximately 3,200 holders of the Company's Common Stock, including shares held in "street" names by nominees who are record holders.

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

ITEM 6:   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report. The selected financial data as of and for the five years ended September 27, 1998 have been derived from the Company's consolidated financial statements, which were audited by PricewaterhouseCoopers LLP, the Company's independent accountants.

                                                                        FISCAL YEAR ENDED /(1)/
                                                --------------------------------------------------------------------
                                                           (Dollars in thousands, except per share amounts)
                                                  October 2   October 1   September 29   September 28   September 27
                                                     1994        1995         1996           1997           1998
                                                  ----------  ----------  -------------  -------------  -------------
STATEMENT OF OPERATIONS DATA:
Sales                                              $191,566    $307,681       $487,753       $648,961       $724,017
Cost of sales                                       151,921     243,493        404,961        538,502        612,035
                                                   --------    --------       --------       --------       --------
Gross profits                                        39,645      64,188         82,792        110,459        111,982
Selling, general and administrative
    expenses                                         19,650      32,697         45,844         58,066         63,603
FAS 121 impairment charge                                --           -             --             --         10,000
                                                   --------    --------       --------       --------       --------
Operating income                                     19,995      31,491         36,948         52,393         38,379
Interest expense, net                                 2,813       3,974          7,866         14,433         15,254
Other expense (income)                                  (24)       (581)         1,178            (14)         2,155
                                                   --------    --------       --------       --------       --------
Income before provision for
    income taxes                                     17,206      28,098         27,904         37,974         20,970
Provision for income taxes/(2)/                       6,538      11,019         11,162         14,810          8,178
                                                   --------    --------       --------       --------       --------
Net income (pro forma
    through October 2, 1994)/(2)/                  $ 10,668    $ 17,079       $ 16,742       $ 23,164       $ 12,792
                                                   ========    ========       ========       ========       ========

                                                                        FISCAL YEAR ENDED /(1)/
                                                  -------------------------------------------------------------------
                                                           (Dollars in thousands, except per share amounts)
                                                  October 2,  October 1,  September 29,  September 28,  September 27,
                                                     1994        1995         1996           1997           1998
                                                  ----------  ----------  -------------  -------------  -------------
Pro forma net income per share -
     basic/(3)/                                       $1.02       $1.27          $0.95          $1.31          $0.72
                                                   ========    ========       ========       ========       ========
Weighted average number of shares
     outstanding - basic (in thousands)/(3)/         10,486      13,438         17,694         17,733         17,838
                                                   ========    ========       ========       ========       ========
Pro forma net income per share -
     diluted/(3)/                                     $1.02       $1.25          $0.94          $1.29          $0.71
                                                   ========    ========       ========       ========       ========
Weighted average number of shares
     outstanding - diluted (in thousands)/(3)/       10,499      13,652         17,866         17,918         18,042
                                                   ========    ========       ========       ========       ========
OTHER DATA (UNAUDITED):
Backlog (in dollars)                               $ 48,051    $ 78,262       $ 84,596       $156,880       $196,677
Capital expenditures                               $ 17,228    $ 29,844       $ 31,166       $ 40,531       $ 47,679
Depreciation and amortization                      $  7,089    $ 10,638       $ 20,151       $ 30,489       $ 36,275
EBITDA/(4)/                                        $ 27,084    $ 42,129       $ 57,099       $ 82,882       $ 84,654
Gross margin                                           20.7%       20.9%          17.0%          17.0%          15.5%

BALANCE SHEET DATA (AT END OF PERIOD):
Current assets                                     $ 46,713    $ 94,591       $135,359       $160,503       $183,678
Current liabilities                                  31,213      56,015         72,855         93,957         99,056
Working capital                                      15,500      38,576         62,504         66,546         84,622
Net property, plant and equipment                    63,203     143,425        199,367        282,991        307,008
Total assets                                        113,449     271,871        383,557        493,296        569,265
Short-term debt, including current
     portion of long-term debt                          579       6,553          2,654          2,994          6,316
Long-term debt, excluding current
     portion of long-term debt                       29,703      71,254        140,946        181,239        237,525
Stockholders' equity                                 43,631     132,476        149,319        172,639        186,034

(1) The Company operates on a 52- or 53-week fiscal year ending on the Sunday closest to September 30. Fiscal years 1994, 1995, 1996, 1997, and 1998 were all 52-week fiscal years.

(2) The Company terminated its status as an S Corporation on the completion of its initial public offering in August 1994 and became subject to corporate income taxation. Accordingly, pro forma net income for October 2, 1994 reflects federal and state income taxes as if the Company had been a C Corporation based on the statutory tax rates that were in effect during the periods reported.

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

(4) Earnings before interest, taxes, depreciation and amortization ("EBITDA") represent operating income plus depreciation and amortization. For fiscal 1998, the SFAS 121 impairment charge of $10.0 million is also added to operating income. EBITDA should not be considered as an alternative measure of net income or cash provided by operating activities (both as determined in accordance with generally accepted accounting principles), but it is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto, included elsewhere in this annual report.

     The Company operates on a 52- or 53- week year, ending on the Sunday closest to September 30. Fiscal years 1994, 1995, 1996, 1997 and 1998 consisted of 52 weeks. The next 53 week year will be the fiscal year ending October 3, 1999.

     Forward Looking Statements. The statements in this Form 10-K that are not historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this report and include statements regarding the intent, belief or expectations of the Company and its management with respect to, among other things: (i) the Company's operating performance; (ii) the Company's expectations concerning sales growth and earnings per share growth; (iii) the intent, belief or expectations of the Company and its directors and officers with respect to anticipated acquisitions and acquisition strategies; (iv) trends in the industries served by the Company; and (v) trends which may affect the Company's financial condition or results of operations. Such statements are subject to numerous risks and uncertainties which could cause actual results to differ materially from anticipated results. The following are some of such factors, risks and uncertainties: (i) competitive product and pricing pressures;
(ii) fluctuations in the cost and availability of raw materials; (iii) general economic and business conditions, as well as conditions affecting the industries served by the Company; (iv) the ability to generate sufficient cash flows to support acquisition strategies, capital expansion plans and general operating activities; (v) recent management changes; and (vi) the Company's ability to penetrate new markets. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof.
Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth operating results expressed as a percentage of sales for the periods indicated and the percentage change in such operating results between periods.

                                                                               Period-to-Period
                                           Percentage of Sales                    Percentage
                                            Fiscal Year Ended                 Increase (Decrease)
                                     -------------------------------        -------------------------
                                                                               1997          1998
                                     Sept. 29,  Sept. 28,  Sept. 27,        compared to  compared to
                                       1996       1997       1998              1996          1997
                                     ---------  ---------  ---------        -----------  ------------
Sales..........................          100.0      100.0      100.0           33.0         11.6
Cost of sales..................           83.0       83.0       84.5           33.0         13.7
                                         -----      -----      -----
Gross profit...................           17.0       17.0       15.5           33.4          1.4
Selling, general and
   administrative expenses.....            9.4        9.0        8.8           26.7          9.5
Impairment charge..............              0          0        1.4             --           *
                                         -----      -----      -----
Operating income...............            7.6        8.0        5.3           41.8        (26.7)
Interest expense, net..........            1.6        2.2        2.1           83.5          5.7
Other expense (income).........            0.3        0.0        0.2             *            *
                                         -----      -----      -----
Income before
     income taxes..............            5.7        5.8        3.0           36.1        (44.8)
                                         =====      =====      =====

___________
* Percentage changes not meaningful due to large non-recurring charges in 1996 and 1998

FISCAL YEAR ENDED SEPTEMBER 27, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 28, 1997

     Sales. Sales increased 11.6%, or $75.1 million, to $724.0 million in 1998 from $649.0 million in 1997. Of this increase, $62.5 million was related to sales from the Company's 1998 acquisitions and a full year of operations at the Company's Interstate Forging division as compared to eleven months in 1997. During fiscal year 1998, the Company acquired Camden Casting, Dycast and Citation Precision. If the Company's operations were compared on a "same store" basis, i.e., excluding the sales increase resulting from the acquisitions, sales revenue increased approximately $12.6 million or 1.9%. Management believes this increase was primarily attributable to the strength of the underlying economy and its positive impact on the Company's customers, as well as capacity expansions at selected Company facilities. The sales increase was partially offset by the General Motors strike in the fiscal 1998 fourth quarter. Additionally, the Company experienced reduced orders for oil tool, construction equipment, mining equipment, and farm implement parts during the 1998 fourth quarter.

     Gross Profit. Gross profit increased 1.4% or $1.5 million, to $112.0 million in 1998 from $110.5 million in 1997. Gross margin decreased to 15.5% in 1998 from 17.0% in 1997. Excluding the 1998 acquisitions and the one month effect of the 1997 Interstate Forging acquisition, gross profit on a same store basis decreased $8.0 million to $102.5 million. Gross margin on a same store basis decreased to 15.5% in 1998 from 17.0% in 1997. The decreases in gross profit on a same store basis and the decreases in gross margin are primarily attributable to operating losses at the Company's Oberdorfer division, the impact of the General Motors strike in the fiscal fourth quarter, costs associated with new product launches, and the slow down in several capital goods sectors discussed in the preceding paragraph.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased 9.5%, or $5.5 million, to $63.6 million in 1998 from $58.1 million in 1997. Approximately $6.2 million of this increase is related to the 1998 acquisitions. On a same store basis, SG&A costs decreased by $658 thousand. The decrease is primarily attributable to cost cutting programs implemented by the Company in fiscal 1998.

     Operating Income. Operating income decreased 26.7%, or $14.0 million, to $38.4 million in 1998 from $52.4 million in 1997. Operating margin decreased to 5.3% in 1998 from 8.0% in 1997. The decrease in operating income and operating margins was related to several factors. The most significant contributor to the decreases was the $10 million asset impairment charge at the Company's Oberdorfer division. Additionally, the Company was negatively affected by the General Motors strike, a slow down in several capital goods sectors, start-up costs of a number of product and process launches, and an additional $5.6 million in operating losses at the Oberdorfer division as compared to the prior year. Net operating income attributable to the 1998 acquisitions was $3.3 million while same store operating income decreased by $17.3 million in 1998.

     Interest Expense. Interest expense, net of interest income, increased 5.7%, or $0.8 million, to $15.2 million in 1998 from $14.4 million in 1997. This increase is primarily attributable to significantly higher average debt balances related to an "earn out" contingent payment during the second quarter of 1998 related to the acquisition of Interstate, and the acquisitions of Camden Casting, Dycast, and Citation Precision during the first nine months of fiscal 1998. The purchase price plus assumed debt from the above acquisitions was approximately $58.6 million. However, increased interest expense in fiscal 1998 from the Company's overall higher debt balances was offset by an interest rate reduction of approximately 0.5% when its credit facility was amended during July 1997. The Company capitalized $1.1 million of interest costs in 1998 as compared to $0.4 million in 1997 due to increased capital expansion activity.

     Net Income. Net income decreased 44.8%, or $10.4 million, to $12.8 million in 1998 from net income of $23.2 million in 1997. Net income for 1998 was 1.8% of sales as compared to 3.6% of sales in 1997. The 1998 acquisitions (including the one additional month of Interstate in 1998) generated positive net income of $323 thousand in fiscal 1998.

FISCAL YEAR ENDED SEPTEMBER 28, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 29, 1996

     Sales. Sales increased 33.0%, or $161.2 million, to $649.0 million in 1997 from $487.8 million in 1996. Of this increase, $169.2 million resulted from sales by the Company's 1996 and 1997 acquisitions. These include the Company's Interstate Forging Industries operations, acquired during fiscal year 1997 and the increase resulting from a full year of sales of the Company's Texas Steel, Hi-Tech, Southern Aluminum, and Bohn Aluminum operations which were acquired during fiscal year 1996. A decrease of $33.1 million in sales revenue resulted from the sale of Pennsylvania Steel and the idling of the Texas Foundries Steel Division, both of which were effective as of September 29, 1996. If the continuing operations were compared on a "same store" basis, i.e., excluding both the sales increases resulting from the acquisitions and the decreases attributable to the sold and idled operations, sales revenue would have increased approximately $25.1 million or 5.2%. Management believes this increase was primarily attributable to the general strength of the underlying economy and its positive impact on the Company's customers, as well as capacity expansions at selected Company facilities. Tons shipped increased 15.7% for the year ended September 28, 1997.

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

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased 26.7%, or $12.2 million, to $58.1 million in 1997 from $45.8 million in 1996. Approximately $13.0 million of this increase resulted from the impact of the 1996 and 1997 acquisitions. The SG&A expenses increase in 1997 was offset by a decrease of $3.1 million due to the sale of Pennsylvania Steel and the idling of the Texas Foundries Steel Division at the end of 1996. The remaining increase of $2.3 million in 1997 compared to 1996 related primarily to higher sales commissions and administrative costs and related staffing resulting from the Company's growth at its continuing operations. As a percentage of sales, SG&A expenses decreased to 9.0% in 1997 from 9.4% in 1996.

     Operating Income. Operating income increased 41.8%, or $15.4 million, to $52.4 million in 1997 from $36.9 million in 1996. Operating margin increased to 8.0% in 1997 from 7.6% in 1996. The increase in the operating margins and operating income resulted from operating efficiencies and lower SG&A expenses as a percentage of sales at the acquisitions. In addition, spreading the SG&A expenses over a significantly increased sales base without proportional increases in the SG&A expenses also contributed to improved operating margins. Operating income attributable to the acquisitions increased by $12.6 million in 1997. Same store operating income increased by $2.0 million in 1997 and the operations of Pennsylvania Steel and Texas Foundries Steel Division, which were sold and idled respectively, had a negative impact on 1996 operating income of $0.9 million.

     Interest Expense. Interest expense, net of interest income, increased 83.5%, or $6.6 million, to $14.4 million in 1997 from $7.9 million in 1996. This increase is primarily attributable to significantly higher average debt balances related to acquisition activity during fiscal 1996 and 1997. The Company capitalized $388 thousand of interest costs in 1997 as compared to $453 thousand in 1996.

     Bank debt increased from $143.6 million as of September 29, 1996, to $184.2 million as of September 28, 1997. This increase is primarily attributable to the Interstate acquisition on October 29, 1996. The acquisition of Interstate, including the assumption of its debt, increased bank borrowings approximately $73.8 million. On July 24, 1997, the Company closed a new secured revolving credit facility with a maximum loan commitment of $300 million with a consortium of banks, led by The First National Bank of Chicago. See further discussion of the Company's current credit facility under "Liquidity and Capital Resources."

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

SUPPLEMENTAL QUARTERLY INFORMATION

     The following table presents selected unaudited quarterly results for fiscal years 1997 and 1998. The Company's sales are generally lower in its first fiscal quarter due to plant closings by major customers for vacations, holidays, and model changeovers. In addition, the Company's operations usually take normal one-week shut-downs during July. The units lose production for the week (or weeks) they are down and also incur heavier than normal maintenance
expenses during this period.   These events negatively affect gross margins at
operating units in both the first and fourth fiscal quarters.

                                                                      Fiscal Quarters Ended
                                    -----------------------------------------------------------------------------------------
                                      Dec. 29,   Mar. 30,   June 29,   Sept. 28,   Dec. 28,   Mar. 29,   June 28,   Sept. 27,
                                        1996       1997       1997        1997       1997       1998       1998        1998
                                    -----------  ---------  ---------  ----------  ---------  ---------  ---------  ----------
                                                         (Dollars in thousands, except per share amounts)
                                                                            (Unaudited)
Sales..........................       $140,486   $170,435   $177,858    $160,182   $170,223   $193,091   $196,446    $164,257
Gross profit...................         22,126     29,582     32,221      26,530     26,998     34,090     35,965      14,929
SG&A expenses..................         12,805     15,290     15,648      14,323     15,538     16,687     15,943      15,435
Impairment charge..............             --         --         --          --         --         --         --      10,000
Operating income (loss)........          9,321     14,292     16,573      12,207     11,460     17,403     20,022     (10,506)
Income (loss) before taxes.....          5,695     10,474     12,795       9,010      8,392     13,777     15,906     (17,105)
Net income (loss)..............          3,474      6,389      7,805       5,496      5,119      8,404      9,703     (10,434)
Net income (loss) per
     share-basic...............       $   0.20   $   0.36   $   0.44    $   0.31   $   0.29   $   0.47   $   0.54      ($0.58)
Net income (loss) per
     share-diluted.............       $   0.19   $   0.36   $   0.44    $   0.30   $   0.28   $   0.47   $   0.54      ($0.58)

                                                                      Fiscal Quarters Ended
                                    -----------------------------------------------------------------------------------------
                                      Dec. 29,   Mar. 30,   June 29,   Sept. 28,   Dec. 28,   Mar. 29,   June 28,   Sept. 27,
                                        1996       1997       1997        1997       1997       1998       1998        1998
                                    -----------  ---------  ---------  ----------  ---------  ---------  ---------  ----------
AS A PERCENTAGE OF SALES                     %          %          %           %          %          %          %           %
Gross profit...................           15.8       17.4       18.1        16.6       15.9       17.7       18.3         9.1
SG&A expenses..................            9.1        9.0        8.8         8.9        9.1        8.6        8.1         9.4
Operating income (loss)........            6.6        8.4        9.3         7.6        6.7        9.0       10.2        (6.4)
Income (loss) before taxes.....            4.0        6.2        7.2         5.6        4.9        7.1        8.1       (10.4)

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

     Net cash provided by operating activities primarily represents net income plus non-cash charges for depreciation, amortization and deferred income taxes and changes in working capital positions. Because of the capital intensive nature of the business, non-cash charges for depreciation and amortization are substantial. Net cash provided by operating activities was $21.8 million, $68.4 million, and $45.9 million in 1996, 1997 and 1998, respectively.

     Net cash used in investing activities in 1996, 1997 and 1998 was $67.6 million, $82.0 million and $104.6 million, respectively. Substantially all of the above investment activities were for capital expenditures and acquisitions.

     In addition to keeping current facilities properly equipped and maintained, the Company is committed to replacing, enhancing and upgrading its facilities in order to meet or exceed customer expectations, reduce production costs, increase flexibility for quick response to market fluctuations, meet environmental requirements and enhance safety. The Company spent approximately $31.2 million, $40.5 million, and $47.7 million during the 1996, 1997, and 1998 fiscal years, respectively, for the purpose of improving production efficiency, expanding capacity and technological capability, reducing costs and complying with regulatory requirements. The Company believes that generally expenditures of amounts at least equal to its annual depreciation charge are necessary in order to maintain its facilities in competitive working order and, in years when substantial new capacity is added, capital expenditures may significantly exceed the Company's depreciation charge. The most significant capital project was the expansion of the Company's Citation Foam operations in Columbiana, Alabama. The expansion included the addition of a new foam casting production line, additional melt capacity and a new casting painting, finishing, and shipping facility at an estimated cost of $12.5 million. Production on this new line began during the fourth quarter of fiscal 1998. As a result of the expansion project, Citation Foam's capacity has been more than doubled.

     As an additional capacity project, Interstate is in its second year of rebuilding and installing a 7,000-ton press at Interstate's Navasota plant. This 7,000-ton press will be the second largest at Interstate and will provide approximately $15.0 million in additional capacity when completed by January 1999. Capital costs for the project are approximately $7.0 million, of which approximately $2.5 and $3.5 million was spent during fiscal 1997 and 1998, respectively, with an estimated $1.0 million to be spent in fiscal year 1999. Total Interstate capacity when the project is complete is anticipated to be approximately $155.0 million annually.

     The Company had net cash provided by financing activities of $38.3 million,
$13.9 million and $58.4 million for 1996, 1997, and 1998, respectively.   For
1996, 1997, and 1998, net cash of $30.1 million, $18.0 million, and $57.0 million, respectively, was provided from the Company's credit facility, capital lease obligations, and other financing arrangements. The Company has no current plans to pay dividends, as future earnings of the Company are expected to be retained for use in the business.

     Also, during 1998 the Company incurred costs that were expensed of approximately $1.6 million related to a rule 144A offering of $150.0 million of Senior Subordinated Notes including hedge costs on the base interest rate. The Company withdrew the offering because of market conditions. The cash impact of these expenses is included in cash flows from operating activities.

     Subsequent to year end, on November 3, 1998, the Company's credit facility was increased from $300 million to $400 million to be used for working capital purposes and to fund future acquisitions. At September 27, 1998, the total
outstanding balance under the credit facility was $233.0 million.   This
transaction and the outstanding debt balances at September 28, 1997 and September 27, 1998 are described more fully in Note 6 of the consolidated financial statements included elsewhere in this annual report. The credit facility has a covenant prohibiting a change in control in excess of 30% of the Company's outstanding stock other than by the Company's current majority shareholder. As discussed in Note 21 to the consolidated financial statements, subsequent to fiscal year 1998, the Drummond Corporation entered into an agreement to acquire stock from a director of the Company and a 120-day option to purchase stock from the majority shareholder of the Company which, if both the stock purchase is consummated and the option is exercised, Drummond would subsequently hold a 29.8% ownership interest in the outstanding stock of the Company (before considering the effect of the Company's Shareholder Rights Plan discussed in Note 21 as well).

     The Company anticipates that its cash flow from operations and amounts expected to be available for borrowing under the Credit Agreement will be adequate to fund its capital expenditure and working capital requirements for the next two years.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Report describes certain recently issued accounting standards.

YEAR 2000 (Y2K) READINESS DISCLOSURE

     General. As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. The Company continues to address the "Year 2000" issue through a company-wide Y2K Project (the Project).

     The Project involves reviewing current software as well as embedded systems in certain manufacturing equipment and surveying each of the Company's divisional operations to assess the impact of the Y2K issue. The Project is being coordinated by a twenty-five member team. This team includes five personnel from corporate headquarters, including the overall coordinator, and a coordinator at each division. The Project, which is approximately 80% complete to date, is expected to be completed by mid-year 1999. The Company has developed a contingency plan that involves manual processing, system backups, increased inventory from critical suppliers and the selection of alternative suppliers of critical materials.

     Project. The Company's Project is divided into five major sections: infrastructure, applications software, manufacturing software, process control and instrumentation (PC&I) and third party suppliers/customers. The Company has designated a Y2K team leader at each of its locations to help direct the phases of the project. These phases, which are common to the five major sections, are as follows: (1) inventorying Y2K items; (2) assessing compliance to Y2K for the items identified; (3) developing a strategy for remediation of non-compliant items; (4) implementation of the remediation strategy; and (5) independent validation from external resources as to the Company's compliance.

     The infrastructure and applications software sections consist of an analysis of hardware and systems software. The applications software includes both the conversion of applications that are not Y2K compliant and, where available from the supplier, the replacement of such software. At calendar year end 1998, the inventory, assessment, implementation and validation for the infrastructure, applications software and manufacturing software will be approximately 95% complete. With respect to the manufacturing software, approximately 80% of the Company's divisions are compliant. Approximately 60% use BLIS (B&L Information Systems), which is Y2K compliant and another 20% use other manufacturing software that is also Y2K compliant. The remaining 20% non-compliant manufacturing software has been inventoried and identified. The Company expects these three sections of the Project to be complete by mid-year 1999.

     The PC&I section includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the Company. Approximately 95% of the PC&I Y2K items have been inventoried and identified. Furthermore, approximately 65% of those systems are deemed to be Y2K compliant. The Company expects substantially all of its PC&I equipment to be compliant by mid-year 1999.

     The third party suppliers/customers section of the Project involves sending a Y2K compliance questionnaire to all key suppliers as well as dealing with any independent review of the Company's compliance by certain of its customers. The Company obtains evidence from its key suppliers documenting their compliance with the Y2K issue and will continue to monitor vendors that are non-compliant for contingency planning purposes. The Company's contingency plan addresses non-compliance of key suppliers by having alternative suppliers as well as increasing critical inventory prior to the year 2000. At calendar year end 1998, this section of the project is expected to be approximately 90% complete and full implementation is expected by mid-year 1999.

     Once the strategy of all sections has been implemented, the Company will have independent validation of its Y2K compliance. Major customers will continue to review various divisions' systems along with external resources hired by the Company. The Company anticipates this external review to be completed by mid-year 1999. The costs associated with the Project have been and will continue to be expensed as incurred. The Company does not separately track these internal costs incurred for the Y2K Project; these costs however, to-date consist principally of the related payroll costs for its information systems group.

     Risks. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K issue, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of external parties. The Company believes that, with the implementation and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company does not believe it has any material exposure to contingencies related to the Y2K issue for products it has sold.

RECENT ACQUISITIONS

     The Company completed three acquisitions during fiscal year 1998, as described in Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this Report. Note 20 of the Notes to Consolidated Financial Statements describes two additional acquisitions completed or expected to be completed in the first quarter of fiscal year 1999.

OTHER SUBSEQUENT EVENTS

     See Note 21 of the Notes to Consolidated Financial Statements included elsewhere in this Report for other significant subsequent events regarding the potential change in ownership interest of the Company as well as the adoption of a Shareholder Rights Plan.

ITEM 8:   FINANCIAL STATEMENTS

     The following financial statements are contained in this report.

                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants.......................     35
Consolidated Financial Statements for Years Ended September 27, 1998,
  September 28, 1997 and September 29, 1996
    Consolidated Balance Sheets..........................................     36
    Consolidated Statements of Income....................................     37
    Consolidated Statements of Stockholders' Equity......................     38
    Consolidated Statements of Cash Flows................................     39
    Notes to Consolidated Financial Statements...........................     40
Report of Independent Certified Public Accountants on Supplementary
 Information.............................................................     69
Schedule II - Valuation and Qualifying Accounts..........................     70

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
Citation Corporation and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Citation Corporation and subsidiaries (the Company) as of September 27, 1998 and September 28, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/   PricewaterhouseCoopers LLP


November 16, 1998, except for Notes 20 and 21
as to which the date is December 14, 1998

CITATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 28, 1997 and September 27, 1998
(In Thousands, Except Share and Per Share Data)

                                                                          September 28,  September 27,
                         ASSETS                                               1997           1998
                                                                          -------------  -------------
Current assets:

     Cash and cash equivalents                                                 $  2,645       $  2,322
     Accounts receivable - trade, less allowance for doubtful accounts
          of $1,367 and $2,860 in 1997 and 1998, respectively                    93,542        103,152
     Inventories                                                                 48,953         56,353
     Income tax receivable                                                           --          3,882
     Deferred income taxes                                                        8,429          9,751
     Prepaid expenses and other assets                                            6,934          8,218
                                                                               --------       --------
               Total current assets                                             160,503        183,678
Property, plant, and equipment, net of accumulated depreciation                 282,991        307,008
Intangible assets, net of accumulated amortization                               47,373         74,595
Other assets                                                                      2,429          3,984
                                                                               --------       --------
               Total assets                                                    $493,296       $569,265
                                                                               ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Cash overdraft                                                            $  4,211       $  5,304
     Current portion of long-term debt                                            2,994          6,316
     Accounts payable                                                            43,256         46,802
     Income tax payable                                                           2,745             --
     Accrued wages and benefits                                                   9,131          8,942
     Accrued benefit plan contributions                                           4,324          3,664
     Accrued vacation                                                             4,716          5,542
     Accrued insurance reserves                                                   6,592          6,997
     Accrued interest                                                             2,430          1,556
     Other accrued expenses                                                      13,558         13,933
                                                                               --------       --------
               Total current liabilities                                         93,957         99,056
Credit facility                                                                 170,393        232,993
Other long-term debt, less current portion above                                 10,846          4,532
Deferred income taxes                                                            38,921         39,382
Other liabilities                                                                 6,540          7,268
                                                                               --------       --------
               Total liabilities                                                320,657        383,231

Commitments and contingencies (Notes 14, 17, 20, and 21)

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding (Notes 8 and 21)
     Common stock, par value $0.01 per share; 30,000,000 shares authorized, 17,759,600 and 17,889,113 shares issued and
          outstanding in 1997 and 1998, respectively                                178            179
     Additional paid-in capital                                                 107,242        107,844
     Retained earnings                                                           65,219         78,011
                                                                               --------       --------
               Total stockholders' equity                                       172,639        186,034
                                                                               --------       --------
               Total liabilities and stockholders' equity                      $493,296       $569,265
                                                                               ========       ========

See notes to consolidated financial statements.

CITATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 29, 1996, September 28, 1997 and September 27,
1998
(In Thousands, Except Share and Per Share Data)

                                                                                     Year Ended
                                                                    --------------------------------------------
                                                                    September 29,  September 28,   September 27,
                                                                        1996            1997           1998
                                                                    -------------  --------------  -------------
Sales                                                                 $   487,753    $   648,961     $   724,017
Cost of sales                                                             404,961        538,502         612,035
                                                                      ------------------------------------------

Gross profit                                                               82,792        110,459         111,982
Selling, general, and administrative expenses                              45,844         58,066          63,603
Impairment charge (see Note 19)                                                --             --          10,000
                                                                      ------------------------------------------
Operating income                                                           36,948         52,393          38,379
                                                                      ------------------------------------------
Other expenses (income):
     Interest expense, net of amounts capitalized of $453,
          $388, and $1,148 in 1996, 1997, and 1998, respectively            7,866         14,433          15,254
     Other, net                                                             1,178            (14)          2,155
                                                                      ------------------------------------------
                                                                            9,044         14,419          17,409
                                                                      ------------------------------------------

Income before provision for income taxes                                   27,904         37,974          20,970
Provision for income taxes                                                 11,162         14,810           8,178
                                                                      ------------------------------------------
               Net income                                             $    16,742    $    23,164     $    12,792
                                                                      ==========================================
Earnings per average common share - basic                             $       .95    $      1.31     $       .72
                                                                      ==========================================
Weighted average common shares outstanding - basic                     17,693,974     17,733,157      17,838,354
                                                                      ==========================================
Earnings per average common share - diluted                           $       .94    $      1.29     $       .71
                                                                      ==========================================
Weighted average common shares outstanding - diluted                   17,865,828     17,917,609      18,042,346
                                                                      ==========================================

See notes to consolidated financial statements.

CITATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the years ended September 29, 1996, September 28, 1997 and September 27,
1998
(In Thousands, Except Share Data)

                                        Number                   Additional
                                          of           Par        Paid-In        Retained
                                        Shares        Value       Capital        Earnings       Total
                                      ----------------------------------------------------------------
Balance, October 1, 1995              17,675,540       $177       $106,986       $25,313      $132,476
Issuance of common stock under
     Incentive Award Plan                 40,000                       320                         320
Subscriptions under employee stock
     purchase plan                                                    (219)                       (219)
Net income                                                                        16,742        16,742
                                      ----------------------------------------------------------------

Balance, September 29, 1996           17,715,540        177        107,087        42,055       149,319
Issuance of common stock under
     Incentive Award Plan                 59,310          1            498                         499
Purchase of common stock for
    constructive retirement              (15,250)                     (255)                       (255)
Subscriptions under employee stock
     purchase plan                                                     (88)                        (88)
Net income                                                                        23,164        23,164
                                      ----------------------------------------------------------------

Balance, September 28, 1997           17,759,600        178        107,242        65,219       172,639
Issuance of common stock under
     Incentive Award Plan                157,552          1          1,418                       1,419
Purchase of common stock for
    constructive retirement              (28,039)                     (568)                       (568)
Subscriptions under employee stock
     purchase plan                                                    (248)                       (248)
Net income                                                                        12,792        12,792
                                      ----------------------------------------------------------------

Balance, September 27, 1998           17,889,113       $179       $107,844       $78,011      $186,034
                                      ================================================================

See notes to consolidated financial statements.

CITATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 29, 1996, September 28, 1997 and September 27,
1998
(In Thousands)

                                                                            September 29,   September 28,   September 27,
                                                                                 1996            1997            1998
                                                                            --------------  --------------  --------------
Cash flows from operating activities:
     Net income                                                                   $ 16,742        $ 23,164       $  12,792
Adjustments to reconcile net income to net cash provided
     by operating activities:
          Provision for losses on receivables                                          584              64           1,249
          Provision for loss on sale of Penn Steel                                   1,807              --              --
          Impairment charge                                                             --              --          10,000
          Depreciation expense                                                      17,080          26,539          31,649
          Amortization expense                                                       3,071           3,950           4,626
          Deferred income taxes, net                                                 3,444           3,045           1,422
          Loss (gain) on sale of property, plant, and equipment                        (38)           (116)            114
          Changes in operating assets and liabilities, net:
               Accounts receivable - trade                                          (7,294)         (3,729)         (1,605)
               Inventories                                                          (3,138)         (1,175)         (1,377)
               Prepaid expenses and other assets                                    (2,135)          1,519            (842)
               Income tax receivable                                                (3,166)          3,655          (3,836)
               Income tax payable                                                                    3,520          (2,745)
               Accounts payable                                                        198           3,828          (1,126)
               Accrued expenses and other liabilities                               (5,374)          4,159          (4,424)
                                                                            ----------------------------------------------
                    Net cash provided by operating activities                       21,781          68,423          45,897
                                                                            ----------------------------------------------
Cash flows from investing activities:
     Property, plant, and equipment expenditures                                   (31,166)        (40,531)        (47,679)
     Proceeds from sale of property, plant, and equipment                              258             371             463
     Cash paid for acquisitions                                                    (36,130)        (51,089)        (55,943)
     Investment in joint venture                                                                                    (1,441)
     Proceeds from sale of Penn Steel                                                                9,006
     Other nonoperating assets, net                                                   (593)            250             (12)
                                                                            ----------------------------------------------
                    Net cash used in investing activities                          (67,631)        (81,993)       (104,612)
                                                                            ----------------------------------------------
Cash flows from financing activities:
    Cash overdraft                                                                   8,328          (3,890)          1,093
    Issuance of capital stock                                                          101             411           1,171
    Purchase of common stock for constructive retirement                                              (255)           (568)
    Other long-term debt, net                                                       (6,652)         (3,029)         (2,992)
    Debt financing costs                                                              (227)           (287)           (291)
    Repayment of acquired debt                                                     (33,662)        (16,340)         (2,621)
    Credit facility, net change                                                     70,417          37,338          62,600
                                                                            ----------------------------------------------
                    Net cash provided by financing activities                       38,305          13,948          58,392
                                                                            ----------------------------------------------
                    Net increase (decrease) in cash and cash equivalents            (7,545)            378            (323)
Cash and cash equivalents, beginning of year                                         9,812           2,267           2,645
                                                                            ----------------------------------------------
Cash and cash equivalents, end of year                                            $  2,267        $  2,645       $   2,322
                                                                            ==============================================
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest                                                                $  8,434        $ 13,932       $  16,672
                                                                            ==============================================
          Income taxes, net of refunds received                                   $ 10,797        $  3,431       $  13,233
                                                                            ==============================================

See Notes 17, 18, and 19 for additional supplemental disclosures of cash flow information.

See notes to consolidated financial statements.

CITATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

1.   ORGANIZATION AND OPERATIONS

     Citation Corporation and subsidiaries (the Company) is a manufacturer of cast, forged, and machined components for the capital goods and durable goods industries. At its 19 operating divisions, the Company produces aluminum, iron and steel castings, steel forgings, and machined and assembled components for automobiles, light, medium and heavy trucks, off-highway construction equipment, agricultural equipment, pumps, compressors and industrial valves, and other durable goods. The Company owns and operates businesses in Alabama, California, Illinois, Indiana, New York, North Carolina, Ohio, Tennessee, Texas, and Wisconsin which function as separate divisions or subsidiaries. References herein to Alabama Ductile Casting Company (ADCC), Berlin Foundry Corporation (Berlin), Bohn Aluminum Corporation (Bohn), Camden Casting Center (Camden), Castwell Products (Castwell), Citation Foam Casting Company (CFCC), Citation Precision, Inc. (Citation Precision), Dycast, Inc. (Dycast), Foundry Service Company (FSC), Hi-Tech, Inc. (Hi-Tech), Interstate Forging Industries, Inc (Interstate), Iroquois Foundry Corporation (Iroquois), Mabry Foundry (Mabry), Mansfield Foundry Corporation (Mansfield), Oberdorfer Industries (Oberdorfer), Pennsylvania Steel Foundry and Machine Company, Inc. (Penn Steel), Southern Ductile Casting Company (SDCC), Southern Aluminum Castings Company (SACC), Texas Foundries, and Texas Steel Company (Texas Steel) refer to operations of these divisions or subsidiaries. The Company also has a wholly owned subsidiary, Citation Automotive Sales Corp. (CAS), which operates a sales and engineering office in Detroit, Michigan. As discussed in Note 18, Penn Steel was sold by the Company on October 31, 1996.

     The consolidated financial statements and notes to consolidated financial statements include the accounts of Citation Corporation and its divisions and wholly-owned subsidiaries, as well as its 50% interest in a Mexican joint venture discussed in Note 14. All significant intercompany balances and transactions have been eliminated.

     The Company sells castings and forgings to customers in various industries and geographic regions of the U.S. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition and does not generally require collateral. Significant volumes of sales to customers in specific industries during fiscal years 1996, 1997, and 1998 were as follows:

                                     1996   1997   1998
          Automotive/light truck      30%    35%    40%
          Medium/heavy truck          19%    15%    10%
          Construction equipment       7%    11%     9%
                                    ----   ----   ----
                                      56%    61%    59%
                                    ====   ====   ====

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year - The Company operates on a fifty two/fifty-three week fiscal year which ends on the Sunday nearest to September 30. Fiscal years 1996, 1997, and 1998 each consisted of fifty-two weeks.

     Revenue Recognition - The Company records sales upon shipment of the related products, net of any discounts.

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

     Cash Overdraft - In conjunction with the credit facility discussed in Note 6, the Company entered into a consolidated cash management system with the administrative agent and lead bank of the credit facility. As a result of maintaining this consolidated cash management system, the Company maintains a zero balance at the lead bank, resulting in book cash overdrafts. Such overdrafts are included in current liabilities.

     Inventories - Raw materials inventories are stated at the lower of cost (principally first-in, first-out basis) or market. Supplies and containers inventories are stated primarily at the lower of cost (principally average cost) or market. Castings and forgings inventories are stated primarily at the lower of cost (determined principally at standard cost or under the retail method) or market.

     Property, Plant, and Equipment - Property, plant and equipment are carried at cost, less accumulated depreciation, and include expenditures that substantially increase the useful lives of existing assets. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in income.

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

     Intangible Assets - Goodwill, the excess of purchase price over the fair value of net assets acquired in purchase transactions, is being amortized on a straight-line basis primarily over 20 years but with various amortization periods ranging from 18 to 36 years. The Company assesses the recoverability and the amortization period of the goodwill by determining whether the amount can be recovered through undiscounted net cash flows of the businesses acquired over the remaining amortization period. Amounts paid or accrued for noncompetition and consulting agreements are amortized using the straight-line method over the term of the agreements. Bond and other financing expenses are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related debt issues.

     Long-Lived Assets - In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. During fiscal year 1998, the Company recognized such a loss related to the write down of certain assets of its Oberdorfer division in Syracuse, New York (see Note 19). There were no such losses recognized during fiscal years 1996 or 1997.

     Derivative Financial Instruments - The Company enters into interest rate swap agreements to limit the effect of changes in the interest rates on floating debt. The differential is accrued as interest rates change and is recognized over the life of the swap agreements as adjustments to interest expense.

     Investment in Joint Venture - The Company's investment in joint venture discussed in Note 14 is accounted for under the equity method and is included in other assets in the consolidated balance sheet.

     Accounting for Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. The amounts recognized are based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Earnings Per Share - Earnings per common share and earnings per common share assuming dilution are computed in compliance with SFAS No. 128, "Earnings Per Share," which the Company adopted during fiscal year 1998. This statement simplified the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," making them comparable to international earnings per share standards. Generally, SFAS No. 128 requires a calculation of basic and diluted earnings per share.
     The calculation of basic earnings per share only takes into consideration income (loss) available to common shareholders and the weighted average of shares outstanding during the period while diluted earnings per share takes into effect the impact of all additional common shares that would have been outstanding if all potential common shares related to options, warrants, and convertible securities had been issued, as long as their effect is dilutive. The earnings per share information for fiscal years 1996 and 1997 has been restated to comply with the requirement of SFAS No. 128.
     SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of income as well as a reconciliation of the numerator and denominator of the basic calculation to the diluted calculation (see Note 10).

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

     Recently Issued Accounting Standards - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes reporting and display requirements with respect to comprehensive income and its components. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997 and will require reclassification of financial statements for prior periods for comparative purposes. The Company does not expect the adoption of SFAS No. 130 to have a material effect, if any, on its consolidated financial position, results of operations, or cash flows.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position, or cash flows.

     In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It also standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that no longer are useful. SFAS No. 132 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 will have no impact on the Company's consolidated results of operations, financial position, or cash flows.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is effective for interim periods in the initial year of adoption. At the present time, the Company has not yet determined the financial statement impact of the adoption of SFAS No. 133.

3.   INVENTORIES

     A summary of inventories is as follows:

                                     September 28,  September 27,
                                         1997           1998
                                     -------------  -------------
          Raw materials                    $10,981        $10,210
          Supplies and containers           12,478         14,052
          Castings and forgings             25,494         32,091
                                           -------        -------
                                           $48,953        $56,353
                                           =======        =======

4.   PROPERTY, PLANT, AND EQUIPMENT


     Balances of major classes of assets and accumulated depreciation are as follows:

                                           September 28,   September 27,
                                                1997            1998
                                           --------------  --------------
          Land and improvements                 $ 11,096       $  12,454
          Buildings                               50,217          59,509
          Plant equipment                        267,607         319,092
          Office equipment                        11,797          14,258
          Transportation equipment                10,527          12,753
          Construction in progress                23,149           9,923
                                                --------       ---------
                                                 374,393         427,989
          Less accumulated depreciation          (91,402)       (120,981)
                                                --------       ---------
                                                $282,991       $ 307,008
                                                ========       =========

5.    INTANGIBLE ASSETS

      The Company's intangible assets, net of accumulated amortization, consist of the following:

                                                  September 28,  September 27,
                                                     1997           1998
                                                  -------------  -------------
     Goodwill                                           $46,161        $73,973
     Consulting and non-competition agreements            1,178            579
     Other                                                   34             43
                                                        -------        -------
                                                        $47,373        $74,595
                                                        =======        =======

     The future annual amount of amortization expense related to the Company's intangible assets as of September 27, 1998 is as follows for fiscal years:

          1999           $ 4,514
          2000             4,390
          2001             4,222
          2002             4,164
          2003             4,161
          Thereafter      53,144
                         -------
                         $74,595
                         =======


6.    LONG-TERM DEBT

      Long-term debt consists of the
      following:

                                                    September 28,  September 27,
                                                        1997           1998
                                                    -------------  -------------
          Credit facility                                $170,393       $232,993
          Other long-term debt                             13,840         10,848
                                                         --------       --------
                                                          184,233        243,841
          Less current portion of long-term debt            2,994          6,316
                                                         --------       --------
                                                         $181,239       $237,525
                                                         ========       ========

     The Company has a $300,000 revolving credit facility with a consortium of banks, led by the First National Bank of Chicago-NBD (First Chicago-NBD) to be used for working capital purposes and to fund future acquisitions. The facility consists of a swing line of credit of up to $15,000 bearing interest at prime and revolving credit borrowings which bear interest at LIBOR plus .625% to LIBOR plus 1.50% based upon the Company's ratio of debt to its cash flow, measured by earnings before interest and taxes plus depreciation and amortization (EBITDA). At September 28, 1997 and September 27, 1998, the Company was able to borrow at LIBOR plus 1%. The facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .20% to .375% based upon the Company's ratio of debt to EBITDA. At September 28, 1997 and September 27, 1998, the Company's unused commitment fee rate was .25%. The facility is collateralized by the stock of the Company's subsidiaries and expires on October 15, 2001. At September 28, 1997 and September 27, 1998, the total outstanding balance under this credit facility was $170,393 and $232,993, respectively, and $129,607 and $67,007, respectively, was available for borrowing.

     As of September 28, 1997, the Company had $5,393 outstanding under the swing line of credit at the prime rate of 8.5%. The remaining $165,000 outstanding under this facility at September 28, 1997 related to five revolving loans. The Company had $8,000 and

     $77,000 outstanding under these loans at interest rates of 6.66% and 6.85%, respectively, which repriced on October 27, 1997 and January 27, 1998, respectively. The remaining $80,000 outstanding under this facility consists of one $40,000 and two $20,000 five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements are repriced every 90 days and expire between August 2001 and February 2002. The Company's fixed interest rates were 7.91% and 8.09% on the two $20,000 swap agreements and 7.85% on the $40,000 swap agreement at September 28, 1997.

     As of September 27, 1998, the Company had $2,993 outstanding under the swing line of credit at the prime rate of 8.5%. The remaining $230,000 outstanding under this facility related to four revolving loans. At September 27, 1998, the Company had one loan at $150,000 at an interest rate of 6.60%, which repriced on October 14, 1998, November 12, 1998, and December 10, 1998 at interest rates of 6.42%, 6.30% and 6.13%, respectively. This loan will reprice again on June 10, 1999. The remaining $80,000 outstanding under this facility at September 27, 1998 consists of one $40,000 and two $20,000 five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements have fixed interest rates plus a margin of .625% to 1.50%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates, including margins, were 7.91% and 8.09% on the two $20,000 swap agreements and 7.85% on the $40,000 swap agreement at September 27, 1998. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company mitigates credit risk by dealing with only financially sound banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

     On November 3, 1998, the Company's credit facility was increased from $300,000 to $400,000, which is to be used for working capital purposes and to fund future acquisitions.

     The Company's credit facility contains certain restrictive covenants that require the maintenance of a funded debt to EBITDA ratio; a specified fixed charge coverage ratio; place a minimum level of stockholders' equity;
     place limitations on capital expenditures, and place limitations on dividends and other borrowings. The credit facility also has a covenant prohibiting a change in control in excess of 30% of the Company's outstanding stock other than by the Company's current majority shareholder. As discussed in Note 21, subsequent to fiscal year 1998, Drummond Corporation (Drummond) entered into an agreement to acquire stock from a director of the Company and also acquired a 120-day option to purchase stock from the majority shareholder of the Company which, if both the stock purchase is consummated and the option is exercised, Drummond would subsequently hold a 29.8% ownership interest in the outstanding stock of the Company (before considering the effect of the Shareholder Rights Plan discussed in Note 21).

 Other long-term debt is as follows:

                                                                              September 28,  September 27,
                                                                                  1997           1998
                                                                              -------------  -------------
 Notes payable for the purchase of Mabry, guaranteed by the Company's majority stockholder, requiring quarterly payments of $18 each, including principal and interest at 8% through April 1998, at which time the rate will be determined annually based on rates charged by banks to large
 corporations until final payment in May 2003                                       $   669        $   573

 Notes payable for the purchase of Berlin requiring quarterly payments of
 $167 through August 1, 1998, including interest at 8%                                  500

 Note payable for the purchase of Castwell requiring quarterly payments
 of approximately $273 through October 1, 2001                                        4,364          3,271

 Bank note bearing interest at 7.63%, payable in quarterly installments of
 $200, plus interest, with a final installment due March 31, 1999                     5,400          4,743

 Note payable to Small Business Administration, bearing interest at 9.23%,
 payable in monthly payments of interest and principal through July 2011                630            610

 Note payable to Small Business Administration, bearing interest at
 6.625%, payable in monthly payments of interest and principal through
 September 2006, and collateralized by equipment with no remaining net
 book value                                                                             226            213

 Miscellaneous capital lease obligations for equipment, requiring monthly payments ranging from $1 to $7, including principal and interest at rates ranging from 8.25% to 12.1% and maturing at dates ranging from 1998
 through 2002                                                                           664            389

 Various industrial development bonds, bearing interest at fixed rates of
 5.75% and 8.25% and a variable rate of 80% of prime (6.76% at
 September 28, 1997 and September 27, 1998), requiring monthly payments of principal and interest ranging from $5 to $12 through 2003, and collateralized by property, plant, and equipment having a net book value of $7,400 and $4,888 at September 28, 1997 and September 27,
 1998, respectively                                                                     900            724

 Various other notes, requiring monthly payments ranging from $1 to $50 including principal and interest at rates ranging from 9.25% to 14.5% and
 maturing at dates ranging from 1998 through 2001                                       487            325
                                                                                    -------        -------

                                                                                    $13,840        $10,848
                                                                                    =======        =======

     Aggregate maturities on long-term debt at September 27, 1998 are as follows for fiscal years:

          1999           $  6,316
          2000              1,801
          2001            234,503
          2002                362
          2003                196
          Thereafter          663
                         --------
                         $243,841
                         ========

     During the fiscal year 1998, the Company incurred $1,610 in costs associated with a terminated subordinated debt offering (which included a loss of approximately $1,030 on a treasury lock transaction which was intended to hedge against interest rate exposure on the offering). Such costs have been included in other expenses in the consolidated statement of income. The Company withdrew the offering because of market conditions.

7.   COMMON STOCK PLANS

     The Company's Incentive Award Plan (the Award Plan) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock or a combination thereof, as determined by the Compensation Committee of the Board of Directors at the time of grant, to officers and certain employees. Under the Award Plan, 1,750,000 shares of the Company's common stock have been reserved for issuance. Options granted under the Award Plan provide for the purchase of the Company's common stock at not less than the fair market value on the date the option is granted. In conjunction with the Company's initial public offering, options for 538,000 shares of common stock were granted at prices ranging from $8.00 to $8.80 per share. The options expire on August 2, 1999, and portions of the options granted became exercisable at varying times from December 1, 1994 through fiscal year 1998. Options subsequently granted generally become exercisable over periods ranging from six months to four years and have terms of five to ten years. The Company also issued 43,500 restricted shares under the Award Plan during fiscal year 1997 in connection with the acquisition of Interstate.

     On February 23, 1995, the shareholders approved the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Employee Directors Stock Option
     Plan) which provides for the grant of stock options to the non-employee directors of the Company. Under this plan, 100,000 shares of the Company's common stock have been reserved for issuance. Options granted under this plan provide for the purchase of the Company's common stock at not less than the fair market value on the date the option is granted. The options issued under this plan are exercisable six months after the date of grant and expire five years after the date of grant. As of September 28, 1997 and September 27, 1998, options for 50,000 shares of the Company's stock have been issued under this plan and 50,000 shares are available for grant. All of the 50,000 options issued to date were granted at $15.25 per share, became exercisable in January 1996, and expire in June 2000. None of these options have been exercised as of September 27, 1998. Transactions under both plans are summarized as follows:

                                                                                             Weighted
                                                           Number           Range of          Average
                                                         of Options     Exercise Prices   Exercise Price
                                                        ------------------------------------------------
Options outstanding, October 1, 1995                       605,500        $ 8.00 - $16.06          $10.07
Granted                                                    100,000        $         12.06          $12.06
Exercised                                                  (40,000)       $          8.00          $ 8.00
                                                         ------------------------------------------------

Options outstanding, September 29, 1996                    665,500        $ 8.00 - $16.06          $10.49
Granted                                                     34,000        $14.44 - $14.88          $14.57
Exercised                                                  (59,310)       $ 8.00 - $16.06          $ 8.41
Canceled                                                   (20,000)       $         16.06          $16.06
                                                         ------------------------------------------------

Options outstanding, September 28, 1997                    620,190        $ 8.00 - $16.06          $11.00
Granted                                                    252,000        $16.13 - $19.44          $17.66
Exercised                                                 (157,552)       $ 8.00 - $16.06          $ 9.01
                                                         ------------------------------------------------

Options outstanding, September 27, 1998                    714,638        $ 8.00 - $19.44          $13.56
                                                         ================================================

     The following table summarizes information about options exercisable as of the end of the following years:

                                                September 29,     September 28,     September 27,
                                                     1996              1997              1998
                                                ---------------------------------------------------
      Option exercisable                                495,500           610,190           462,638
      Weighted-average exercise
             price of options exercisable              $  10.19          $  10.67          $  11.33

     The following table summarizes information about options outstanding at September 27, 1998:

          Options Outstanding                                        Options Exercisable
--------------------------------------------------------         ------------------------------
                                           Weighted
                          Number            Average                 Number
                       Outstanding         Remaining              Exercisable
    Exercise           September 27,       Contractual           September 27,      Exercise
    Price                 1998              Life                    1998              Price
--------------------------------------------------------         ------------------------------
     $8.00                162,638              .86                  162,638           $ 8.00
     $8.80                 50,000              .86                   50,000           $ 8.80
    $13.38                 10,000              .95                   10,000           $13.38
    $15.25                 50,000             1.77                   50,000           $15.25
    $16.06                 57,000             1.82                   57,000           $16.06
    $12.06                100,000             2.93                  100,000           $12.06

          Options Outstanding                                        Options Exercisable
--------------------------------------------------------         ------------------------------
                                           Weighted
                          Number            Average                 Number
                       Outstanding         Remaining              Exercisable
    Exercise           September 27,       Contractual           September 27,      Exercise
    Price                 1998              Life                    1998              Price
--------------------------------------------------------         ------------------------------
     $14.44              23,000               3.54                   23,000           $14.44
     $14.88              10,000               3.70                   10,000           $14.88
     $17.33             200,000               9.34
     $16.13               2,000               9.37
     $19.44              25,000               9.53
     $18.66              25,000               9.82
                       --------                                     -------
                        714,638                                     462,638
                       ========                                     =======

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                 September 29,    September 28,   September 27,
                                     1996             1997             1998
                                 -----------------------------------------------
Net income:
     As reported                   $16,742          $23,164         $12,792
     Pro forma                     $16,301          $22,989         $11,634

Net income per share - basic:
     As reported                   $   .95          $  1.31         $   .72
     Pro forma                     $   .92          $  1.30         $   .65

Net income per share - diluted
     As reported                   $   .94          $  1.29         $   .71
     Pro forma                     $   .91          $  1.28         $   .65


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

     The Company elected to use the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following weighted average assumptions were used to derive the fair values:


                                            September 29,       September 28,       September 27,
                                                 1996                1997                1998
                                            ------------------------------------------------------
     Dividend yield                               0%                   0%                   0%
     Expected life (years)                        3                    3                    5
     Expected volatility                       44.2%                41.9%               39.40%
     Risk-free interest rate (range)           6.32%        6.27% - 6.56%        5.67% - 6.56%

     The Company also has an Employee Stock Purchase Plan (Stock Purchase Plan) that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at specified dates at not less than 85% of the fair market value of the stock as of the offering date. All active employees are eligible to participate. Shares of common stock under the Stock Purchase Plan are to be purchased in the open market or issued from treasury stock. The maximum number of shares currently available under the Stock Purchase Plan is 250,000 shares. Subscriptions were outstanding for approximately 75,000 shares of common stock at $13.50 per share at September 28, 1997 and subscriptions for approximately 160,000 shares of common stock at $9.97 per share were outstanding at September 27, 1998.

     On December 15, 1994, the Board of Directors approved the Stock Plan for Non-Employee Directors (Directors Stock Plan) to enable its non-employee directors to have all or part of their directors' fees used to purchase shares of the Company's common stock. As of September 28, 1997 and September 27, 1998, approximately 9,700 and 13,500 shares, respectively, have been purchased under this plan.

8.   PREFERRED STOCK

     The Company has 5,000,000 shares of preferred stock authorized for issuance. The preferences, powers, and rights of the preferred stock are to be determined by the Company's Board of Directors. None of these shares had been issued or were outstanding as of September 27, 1998 (see Note 21).

9.   INCOME TAXES

     The components of the provision (benefit) for income taxes consist of the following:

                                          September 29,  September 28,   September 27,
                                              1996            1997            1998
                                        ----------------------------------------------
  Current income tax expense:
     Federal                                    $ 6,192        $10,355         $ 6,424
     State                                        1,526          1,410           1,180
                                        ----------------------------------------------
                                                  7,718         11,765           7,604
                                        ----------------------------------------------
  Deferred income tax expense (benefit):
     Federal                                      3,054          2,511           1,155
     State                                          390           (384)         (2,718)
                                        ----------------------------------------------
                                                  3,444          2,127          (1,563)
                                        ----------------------------------------------
Valuation allowance                                                918           2,137
                                        ----------------------------------------------
Total provision for income taxes                $11,162        $14,810         $ 8,178
                                        ==============================================

     Deferred tax assets and liabilities are comprised of the following:

                                                            September 28,  September 27,
                                                                1997            1998
                                                          ------------------------------
  Current:
     Allowance for doubtful accounts and returns                  $   861        $ 1,487
     Accrued insurance liabilities                                  2,417          4,450
     Other accrued liabilities                                      5,151          3,814
                                                          ------------------------------
          Net current deferred tax asset                          $ 8,429        $ 9,751
                                                          ==============================
  Long-term:
     Basis differences of property, plant, and equipment          $36,807        $39,492
     Other, net                                                     1,196         (3,165)
     Valuation allowance                                              918          3,055
                                                          ------------------------------
          Net long-term deferred tax liability                    $38,921        $39,382
                                                          ==============================

     Realization of deferred tax assets associated with certain state net operating loss (NOL) carryforwards is dependent upon the related subsidiary generating sufficient income prior to their expiration. Management believes that there is a risk that certain of the NOL carryforwards may expire unused and, accordingly, has established a valuation allowance against them of $918 and $3,055 as of September 28, 1997 and September 27, 1998, respectively.

     The Company has NOLs for state income tax reporting purposes of $36,600 available for years beginning after September 27, 1998. These NOLs have expiration dates through fiscal year 2013.

     Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as indicated below:

                                              September 29,   September 28,   September 27,
                                                   1996            1997            1998
                                            -----------------------------------------------
  Provision for income taxes at statutory
     federal income tax rate                        $ 9,766         $13,291         $ 7,340
  Increase (decrease) resulting from:
     Nondeductible amortization                          91             157             612
     Nondeductible meals and entertainment
          expenses                                      133             190             213
     State income taxes                               1,245             677          (1,796)
     Valuation allowance                                                918           2,137
     Other, net                                         (73)           (423)           (328)
                                            -----------------------------------------------
  Total provision for income taxes                  $11,162         $14,810         $ 8,178
                                            ===============================================

10.  EARNINGS PER SHARE

     A summary of the calculation of basic and diluted earnings per share (EPS) for fiscal years 1996, 1997, and 1998 is as follows:

                                                                     Income        Shares      Per Share
                                                                   (Numerator)  (Denominator)   Amount
                                                                   -------------------------------------
For fiscal year 1996:
     EPS - basic:
          Income available to common stockholders                     $16,742     17,693,974       $0.95
                                                                                               =========
     Effect of dilutive common shares:
          Weighted average stock options outstanding                                 599,538
          Less:
               Weighted average stock options - assumed buyback                     (278,684)
               Weighted average stock options - antidilutive                        (149,000)
                                                                   --------------------------
     EPS - dilutive                                                   $16,742     17,865,828       $0.94
                                                                   =====================================

For fiscal year 1997:
     EPS - basic:
          Income available to common stockholders                     $23,164     17,733,157       $1.31
                                                                                               =========
     Effect of dilutive common shares:
          Weighted average stock options outstanding                                 650,549
          Less:
               Weighted average stock options - assumed buyback                     (310,600)
               Weighted average stock options - antidilutive                        (155,497)
                                                                   --------------------------
     EPS - dilutive                                                   $23,164     17,917,609       $1.29
                                                                   =====================================

                                                                     Income        Shares      Per Share
                                                                   (Numerator)  (Denominator)   Amount
                                                                   -------------------------------------
For fiscal year 1998:
     EPS - basic:
          Income available to common stockholders                     $12,792     17,838,354       $0.72
                                                                                               =========
     Effect of dilutive common shares:
          Weighted average stock options outstanding                                 710,187
          Less:
               Weighted average stock options - assumed buyback                     (482,912)
               Weighted average stock options - antidilutive                         (23,283)
                                                                   --------------------------
     EPS - dilutive                                                   $12,792     18,042,346       $0.71
                                                                   =====================================

     The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market prices used in the above calculations were $13.45, $14.36, and $17.85 for the fiscal years ended 1996, 1997, and
     1998,respectively.

     Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive. The following options were outstanding during the respective fiscal year, but were not included in the computation of that year's diluted EPS because the options' exercise price was greater than the average market price of the common shares in the respective fiscal year.

            1996                            1997                           1998
---------------------------------------------------------------------------------------------
           Exercise                       Exercise                       Exercise
Options     Price    Expiration  Options   Price    Expiration  Options   Price    Expiration
---------------------------------------------------------------------------------------------
50,000       $15.25     6/25/00   24,000    $14.44     3/23/02   25,000    $18.66      6/1/08
99,000       $16.06     7/11/00   10,000    $14.88     5/21/02   25,000    $19.44     2/16/08
                                  50,000    $15.25     6/25/00
                                  76,000    $16.06     7/11/00


11.  DEFINED BENEFIT PLANS

     Berlin's employees are covered by a defined benefit pension plan sponsored by the union which represents the employees. Minimum contributions are determined in accordance with provisions of the negotiated labor contract, but the Company's funding policy is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payment requirements consistent with the funding requirements of federal laws and regulations.

     Bohn maintains a defined benefit pension plan covering employees subject to a collective bargaining agreement. Benefits under the plan accrued at a rate of $14.50 per month per year of credited service during 1996, 1997, and 1998.

     Camden maintains a defined benefit pension plan covering employees subject to a collective bargaining agreement. Benefits under the plan accrued at a rate of $15.00 per month per year of credited service during 1998.

     Interstate sponsors two defined benefit pension plans covering Milwaukee union employees. Pursuant to its collective bargaining agreements, Interstate amended these defined benefit plans in 1990 and 1991 to cease future benefit accruals and to freeze the current benefit rates.

     Oberdorfer maintains a defined benefit pension plan covering employees subject to a collective bargaining agreement. Benefits under the plan accrued at a rate of $16 per month per year of service during 1996 and 1997 and $19 per month per year of service during 1998.

     SDCC has two defined benefit pension plans for employees covered by collective bargaining agreements. The plans provide pension benefits equal to a multiple of years of continuous service before age 65. The Company's policy is to make annual contributions to the plans based on the maximum amount allowed as deductible by the Internal Revenue Service.

     The components of net pension costs of the plans are as follows:

                           Assets Exceed Accumulated Benefits                    Accumulated Benefits Exceed Assets
                   -----------------------------------------------------  ------------------------------------------------
                                       Year Ended                                          Year Ended
                   -----------------------------------------------------  ------------------------------------------------
                           September 29,   September 28,   September 27,   September 29,   September 28,    September 27,
                              1996           1997             1998            1996            1997             1998
                   -----------------------------------------------------  ------------------------------------------------
Service cost                 $ 217           $ 168         $   202           $ 306           $ 167             $ 411
Interest cost                  442             457             854             514             434               526
Return on plan
     assets                   (443)           (757)         (1,086)           (674)           (470)             (643)
Net amortization
     and deferral              (27)            256              78             290              73               157
                   -----------------------------------------------------  ------------------------------------------------
Net pension
     expense                 $ 189           $ 124         $    48           $ 436           $ 204             $ 451
                   =====================================================  ================================================

     The measurement dates for the plans' assets and obligations for fiscal years 1997 and 1998 are September 30, 1997 and 1998, respectively. The reconciliation of the funded status of the plans combined is as follows:

                                                  Assets Exceed                     Accumulated Benefits
                                               Accumulated Benefits                    Exceed Assets
                                        ---------------------------------  -----------------------------------
                                          September 28,   September 27,      September 28,       September 27,
                                               1997            1998               1997               1998
                                        ---------------------------------  -----------------------------------
Present value of accumulated plan
 benefits:
     Vested                                      $6,023         $10,784         $ 6,512                $ 3,861
     Nonvested                                      323             335             399                    846
                                        ---------------------------------  -----------------------------------
                                                 $6,346         $11,119         $ 6,911                $ 4,707
                                        =================================  ===================================

Projected benefit obligation                     $6,346         $11,119         $ 6,911                $ 4,707
Fair value of plan assets                         6,788          12,729           5,700                  3,399
                                        ---------------------------------  -----------------------------------

Fair value of plan assets in excess of
     (less than) projected benefit
     obligation                                     442           1,610          (1,211)                (1,308)
Unrecognized net loss                               242             193           1,071                    634
Prior service cost not yet recognized
     in net periodic pension cost                   286             258             578                    799
Unrecognized net assets at date of
     initial application                            (88)            (53)            (38)                   (30)
Additional minimum liability                                                       (811)                (1,403)
                                        ---------------------------------  -----------------------------------
Prepaid (accrued) pension cost                   $  882         $ 2,008         $  (411)               $(1,308)
                                        =================================  ===================================

     The settlement (discount) rates used to measure the projected benefit obligations for all plans ranged primarily from 6.5% to 8.0% for 1997 and from 5.75% to 8.0% for 1998. The expected long-term rates of return on all plans' assets ranged from 7.5% to 9.0% for 1997 and from 7.0% to 9.0% for 1998.

     ADCC's union employees are covered by a multi-employer defined benefit pension plan sponsored by the union which represents the employees. The Company makes contributions to the plan in accordance with the collective bargaining agreement between the Company and the union. The Company contributed $63, $59, and $69 to this plan in fiscal years 1996, 1997, and 1998, respectively. The actuarial present value of accumulated plan benefits at January 1, 1998 (the most recent valuation date) for the multi-employer union plan as a whole determined through an actuarial valuation performed as of that date was $112,214. The market value of the union plan's net assets available for benefits on that date was $171,201.

     In addition to those benefits provided by the frozen defined benefit plans described above, Interstate's union employees are covered by two multi-employer defined benefit pension plans sponsored by two labor unions which represent the employees. The Company makes contributions to the plans in accordance with the collective bargaining agreements between Interstate and the unions. The Company contributed $133 and $155 to these plans in fiscal years 1997 and 1998, respectively. The actuarial present values of accumulated plan benefits at January 1, 1997 (the most recent valuation date) for the multi-employer union plans in the aggregate determined through actuarial valuations performed as of that date were $2,646,626 and $3,794,847. The market values of the union plans' net assets available for benefits on that date were $4,164,239 and $4,947,984.

12.  DEFINED CONTRIBUTION PLANS

     The Company maintains separate divisional or subsidiary defined contribution 401(k) plans covering substantially all employees (other than those covered by collective bargaining agreements). Company contributions are based upon a multiple of operating income as a percentage of sales on a divisional or subsidiary basis. However, the Company will match a minimum of 20% of the employees' contributions.

     In addition, Berlin maintains two 401(k) plans which cover substantially all salaried employees and all hourly employees subject to a collective bargaining agreement. The Company matches up to 50% of employee contributions to the salaried plan, up to 5% of the employees' compensation. Company matching contributions to the hourly plan are equal to the amount required by the collective bargaining agreement. Unless otherwise specified, the Company matching contributions shall equal 10% of each employee's contribution or, if less, five cents for each hour of service worked by the employee.

     Bohn maintains a 401(k) plan covering substantially all salaried employees. The Company will match 35% of the first 6% of the employees' contributions. Additionally, the Company contributes 3% of all salaried employees' annual compensation to the plan without regard for employee contributions.

     Interstate and Dycast maintain 401(k) plans covering all salaried and hourly employees. Company matching contributions are discretionary.

     Mansfield maintains two 401(k) plans which cover its salaried and hourly employees. Company contributions to the salaried plan are 50% of the first 6% of the employee contribution. Company contributions to the hourly plan are equal to five cents per regular hour worked by the employee.

     SACC maintains a 401(k) plan covering substantially all employees. The Company match is based on the employees' contributions to the plan during the year and is limited to 6% of the total compensation of all participants. The Company may also make a non-elective contribution which is made at the discretion of the Board of Directors.

     Texas Steel maintains three 401(k) plans which cover its salaried and hourly employees. Company contributions to the salaried plan are based upon a multiple of operating income as a percentage of sales. Company contributions to the two hourly plans are 25% of the first 10% of eligible wages contributed for one plan and 27% of the first 7% of the eligible wages contributed for the second plan.

     Contribution expense recognized by the Company under the 401(k) plans totaled $2,068, $3,237 and $3,383 in fiscal years 1996, 1997, and 1998, respectively.

     Subsequent to fiscal year 1998, the Company merged its seventeen non-union 401k plans into one plan.

     On August 17, 1995, the Company's Board of Directors approved the nonqualified deferred compensation plan which allows certain members of management and highly compensated employees to defer a portion of their compensation. The deferred compensation, which together with Company matching amounts and accumulated interest, is distributable in cash after retirement or termination of employment. The Company recognized expense related to this plan of $98, $110 and $133 in fiscal years 1996, 1997, and 1998, respectively.

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Interstate provides postretirement benefits other than pensions, including health care and life insurance, to certain employee groups. Interstate currently funds the cost of providing these benefits as they are incurred.

     Employees governed by collective bargaining agreements receive health insurance coverage to age 65 if they retire after age 62 and life insurance coverage, in varying amounts, for the remainder of their lives.

     Certain salaried employees receive health care and life insurance benefits for the remainder of their lives if they retire after age 60.

     The net periodic postretirement benefit cost is as follows:

                                               September 28,   September 27,
                                                   1997            1998
                                               ------------------------------
     Service cost                                  $  90           $  82
     Interest cost                                   158             169
     Amortization of unrecognized gain                (8)            (18)
     Amortization of prior service cost                               (7)
                                               ------------------------------
                                                   $ 240           $ 226
                                               ==============================

     The measurement dates for the plan's assets and obligations for fiscal years 1997 and 1998 were July 1, 1997 and 1998, respectively. A reconciliation of the funded status of the plan is as follows:

                                                       September 28,   September 27,
                                                            1997            1998
                                                     -------------------------------
     Accumulated postretirement benefit obligation:
          Retirees                                            $  958          $1,057
          Fully eligible active plan participants                288             264
          Other active plan participants                         936             867
                                                     -------------------------------
                                                               2,182           2,188
     Plan assets at fair value                                     0               0
                                                     -------------------------------
     Accumulated postretirement benefit obligation
          in excess of plan assets                             2,182           2,188
     Unrecognized net gain                                       523             553
     Unrecognized prior service cost                                             124
                                                     -------------------------------
     Accrued postretirement benefit liability                  2,705           2,865
     Less current portion                                       (150)           (175)
                                                     -------------------------------
                                                              $2,555          $2,690
                                                     ===============================


     Health care cost trend rate assumptions have a significant effect on the amounts reported. For example, increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 28, 1997 and September 27, 1998 by $289 and $282, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $66 and $51 during fiscal years 1997 and 1998, respectively.

     Assumptions affecting the calculation of the accumulated postretirement benefit obligation are as follows:

                                                            Year Ended
                                                 -------------------------------
                                                   September 28,   September 27,
                                                        1997            1998
                                                 -------------------------------
     Discount rate                                       8.0%            8.0%
     Health care cost trend rate                         7.6%            7.2%
     Ultimate trend rate                                 6.0%            6.0%
     Ultimate trend rate to be reached in year          2001            2001

14.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases offices and equipment under operating lease agreements expiring in various years through 2002. Rent expense under operating leases was $1,277, $1,954, and $2,459 in fiscal years 1996, 1997, and 1998, respectively. Minimum future rental payments under operating leases having remaining terms in excess of one year are as follows for fiscal years:

          1999                           $1,646
          2000                            1,193
          2001                              889
          2002                              490
          2003                              210
          Thereafter                        174
                                         ------
                                         $4,602
                                         ======

     In December 1997, the Company and Caterpillar, Inc. (Caterpillar) entered into a joint venture agreement to build a steel casting foundry for the manufacture of ground engaging tools near Saltillo, Mexico. Both companies are investing capital to build a foundry, which Citation will operate and from which Caterpillar will purchase the entire production. The Company owns a 50% interest in the joint venture and, as of September 27, 1998, has invested $1,441 in the joint venture which is included in other assets in the consolidated balance sheet. The facility is expected upon completion to have annual capacity of approximately $20,000. A contract to purchase land in Mexico for the facility has been executed and engineering is currently underway. The Company anticipates the project being complete in November 1999 at which time the Company's total investment in the joint venture is anticipated to be approximately $14,000.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

     The Company is subject to numerous federal, state, and local environmental laws and regulations. Management believes that the Company is in material compliance with such laws and regulations and that potential environmental liabilities, if any, are not material to the consolidated financial position, results of operations, or cash flows of the Company.

     The divisions and subsidiaries are primarily self insured for workman's compensation claims and health plans. Stop loss insurance agreements are utilized to limit the Company's liability on both a specific and aggregate basis for the period of coverage. The liability for unpaid claims included in accrued insurance reserves in the consolidated balance sheets includes an accrual for an estimate of claims incurred but not reported.

15.  RELATED PARTY TRANSACTIONS

     The Company made payments totaling $542, $254, and $378 in fiscal years 1996, 1997, and 1998, respectively, to a law firm in which one of the Company's stockholders is a partner.


16.  FINANCIAL INSTRUMENTS

     Financial instruments consist of the following:

                                        September 28, 1997     September 27, 1998
                                       --------------------   ---------------------
                                        Carrying      Fair     Carrying      Fair
                                         Amount      Value      Amount      Value
                                       --------------------   ---------------------
     Cash and cash equivalents          $  2,645   $  2,645    $  2,322    $  2,322
     Accounts receivable - trade, net   $ 93,542   $ 93,542    $103,152    $103,152
     Accounts payable                   $ 43,256   $ 43,256    $ 46,802    $ 46,802
     Credit facility                    $170,393   $174,371    $232,993    $236,038
     Interest rate swaps                           $ (2,496)               $ (4,789)
     Other long-term debt, including
          current portion               $ 13,840   $ 12,768    $ 10,848    $ 10,370

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for a portion of the credit facility and certain of the other long-term debt approximate fair value because the underlying instruments are at variable interest rates which reprice frequently. Fair value for fixed rate long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to the Company for debt with similar maturities.

     As discussed in Note 6, the Company is party to three interest rate swap agreements with durations of five years to hedge against interest rate exposures on $80,000 of long-term debt. The fair value of the interest rate swaps is estimated based on valuations from the Company's lead bank.

17.  ACQUISITIONS

     Effective January 5, 1996, the Company completed the purchase of the net assets of Texas Steel for $13,000 in cash. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Texas Steel based on their estimated fair values at the date of acquisition. Operating results of Texas Steel since January 5, 1996 are included in the Company's consolidated financial statements.

     Effective February 4, 1996, the Company completed the purchase of the net assets of Hi-Tech for $2,880 in cash and a $320 note payable that was paid in December 1996. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Hi-Tech based on their estimated fair values at the date of acquisition. Operating results of Hi-Tech since February 4, 1996 are included in the Company's consolidated financial statements.

     Effective March 1, 1996, the Company completed the purchase of the outstanding stock of SACC for $12,000 in cash. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of SACC based on their estimated fair values at the date of acquisition. Operating results of SACC since March 1, 1996 are included in the Company's consolidated financial statements.

     Effective April 1, 1996, the Company completed the purchase of the net assets of Bohn for $8,250 in cash. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Bohn based on their estimated fair values at the date of acquisition. Operating results of Bohn since April 1, 1996 are included in the Company's consolidated financial statements.

     Effective October 29, 1996, the Company completed the purchase of the outstanding stock of Interstate for $58,432 in cash. The purchase agreement requires the Company to pay contingent payments equal to five times the amount by which the average annual net earnings of Interstate before all interest, income taxes, and franchise taxes during the three-year period from January 1, 1996 through December 31, 1998 exceeds $10,000, computed in accordance with generally accepted accounting principles on a pre-acquisition basis. Any additional payments made, as the contingencies are resolved, will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. During fiscal years 1997 and 1998, the Company distributed $2,542 and $7,227, respectively, to the previous stockholders of Interstate representing the Company's contingent payments for calendar years 1996 and 1997 as required by the purchase agreement. These payments have been included in the calculation of the cash paid for the Interstate acquisition of $58,432. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Interstate based on their estimated fair values at the date of acquisition. Operating results of Interstate since October 29, 1996 are included in the Company's consolidated financial statements.

     The estimated fair values of assets acquired and liabilities assumed in each of the fiscal year 1996 and 1997 acquisitions are summarized as follows:

                                                Texas
                                                Steel    Hi-Tech     SACC       Bohn    Interstate
                                              ----------------------------------------------------
     Accounts receivable, net                  $ 3,833   $   801   $  9,911   $ 4,139     $ 15,161
     Inventories                                 4,795       367      5,975     1,300       12,946
     Other current assets                          211         8         19       112        3,014
     Property, plant and equipment               9,938     4,622     26,980     5,948       78,353
     Intangible assets and other                   521       437      5,046     2,777        7,343
     Accounts payable and accrued expenses      (4,103)     (410)    (7,393)   (4,014)     (18,675)
     Deferred income taxes                                                                 (17,046)
     Long-term debt                             (2,195)   (2,625)   (28,538)   (2,012)     (22,664)
                                              ----------------------------------------------------
     Purchase price                            $13,000   $ 3,200   $ 12,000   $ 8,250     $ 58,432
                                              ====================================================

     Effective December 1, 1997 the Company completed the purchase of the outstanding stock of Camden for $2,100 in cash. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Camden based on their estimated fair values at the date of acquisition. Operating results of Camden since December 1, 1997 are included in the Company's consolidated financial statements.

     Effective January 8, 1998, the Company completed the purchase of the outstanding stock of Dycast for $21,069 in cash. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Dycast based on their estimated fair values at the date of acquisition. Operating results of Dycast since January 8, 1998 are included in the Company's consolidated financial statements.

     Effective March 30, 1998, Citation Precision, a newly formed subsidiary of the Company, acquired the net assets of Amcast Precision Products, Inc. for $25,431 in cash. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Citation Precision based on the estimated fair values at the date of acquisition. Operating results of Citation Precision since March 30, 1998 are included in the Company's consolidated financial statements.

     The estimated fair values of assets acquired and liabilities assumed in each of the fiscal year 1998 acquisitions are summarized as follows:

                                                                    Citation
                                               Camden    Dycast    Precision
                                              ------------------------------
     Accounts receivable, net                 $ 2,367    $ 3,276       3,611
     Inventories                                  735        992       4,296
     Other current assets                                    537         408
     Property, plant and equipment                399     12,302       7,051
     Deferred income tax asset (liability)      2,572     (1,076)
     Intangible assets and other                          11,774      11,684
     Accounts payable and accrued expenses     (3,973)    (4,115)     (1,619)
     Long-term debt                                       (2,621)
                                              ------------------------------
     Purchase price                           $ 2,100    $21,069     $25,431
                                              ==============================

     The following unaudited pro forma summary for the year ended September 28, 1997 combines the results of operations of the Company as if the acquisitions of Interstate, Camden, Dycast and Citation Precision had occurred at the beginning of the 1997 fiscal year. For the year ended September 27, 1998, the pro forma summary presents the results of operations of the Company as if the acquisitions of Camden, Dycast, and Citation Precision had occurred at the beginning of the 1998 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and the sale been made at the beginning of the respective fiscal years, or of results which may occur in the future.

                                                      September 28,     September 27,
                                                          1997              1998
                                                      -------------------------------
     Sales                                              $722,895           $746,821
     Operating income                                   $ 56,674           $ 39,632
     Income before provision for income taxes           $ 34,253           $ 20,779
     Net income                                         $ 20,894           $ 12,675
     Net income per common share - basic                $   1.18           $    .71
     Net income per common share - diluted              $   1.17           $    .70

     Pro forma earnings per share - basic for the years ended September 28, 1997 and September 27, 1998 is calculated by dividing pro forma net income by the basic weighted average shares outstanding of 17,733,157 and 17,838,354, respectively. Pro forma earnings per share - diluted for the years ended September 28, 1997 and September 27, 1998 is calculated by dividing pro forma net income by the diluted weighted average shares outstanding of 17,917,609 and 18,042,346, respectively.

18.  SALE OF PENN STEEL

     On October 31, 1996, the Company completed the sale of Penn Steel and recorded a pre-tax loss of $1,807 in the consolidated statement of income for the year ended September 29, 1996.

19.  IMPAIRMENT CHARGE

     During fiscal year 1998, the Company recognized an impairment loss, in accordance with SFAS No. 121, on the long-lived assets of Oberdorfer, a division located in Syracuse, New York. The Company is currently marketing Oberdorfer for sale and intends to dispose of it during fiscal year 1999. The trends at Oberdorfer indicated that the undiscounted future cash flows from this division would be substantially less than the carrying value of the long-lived assets related to that division. Accordingly, the Company recognized a non-cash pre-tax charge of $10,000 in fiscal year 1998 to write the assets down to their estimated fair value based on management's estimate of the expected net proceeds to be received upon the sale of Oberdorfer. The fiscal year 1998 charge consisted of $9,116 related to property, plant and equipment, $780 related to goodwill, and $104 related to other long-lived assets.

20.  SUBSEQUENT ACQUISITIONS

     Subsequent to year end, the Company acquired all of the stock of Custom Products Corporation (Custom) of Milwaukee, Wisconsin, for $35,570 in cash. In addition, the agreement provides for contingent payments equal to five times the amount by which the average annual net earnings of Custom before all interest, income taxes, and franchise taxes during the three year period from October 1, 1998 through September 29, 2001 exceeds $9,500. Earnings shall be computed in accordance with generally accepted accounting principles on a pre-acquisition basis, and the aggregate amount of contingent payments shall not exceed $16,500. The acquisition will be accounted for under the purchase method of accounting. Custom is a machiner of cast and forged metal products, primarily for the diesel engine, construction equipment, farm implement and automotive markets. Custom's revenues for its 1998 fiscal year were approximately $75,000.

     On December 14, 1998, the Company also reached an agreement in principle for the purchase of CT-South of Marion, Alabama, for a purchase price of approximately $15,000. The acquisition, which is expected to close on December 28, 1998, will be accounted for under the purchase method of accounting. CT-South is a producer of ductile iron thin-walled castings primarily for the passenger car and light truck markets. CT-South's revenues for its most recent fiscal year were approximately $30,000.

21.  OTHER SUBSEQUENT EVENTS - SHAREHOLDER RIGHTS PLAN

     Subsequent to fiscal year 1998, Drummond Company of Birmingham, Alabama (Drummond) acquired a 120-day option to purchase 4 million of the Company's common shares from the Company's Chairman of the Board (and majority shareholder) at a price of $20 per share. Drummond has also acquired approximately 1.3 million of the Company's shares from a Director of the Company subsequent to fiscal year 1998, subject to clearance under the Hart-Scott-Rodino Act, for $15 per share. If Drummond were to exercise the option and consummate the purchase of the 5.3 million shares from the two directors, Drummond would own approximately 29.8% of the Company's outstanding shares as of September 27, 1998 (before considering the effect of the Shareholder Rights Plan discussed below). Drummond has also acquired the right of first-refusal on additional shares (which amount to approximately 1 million shares) held by the Company's Chairman of the Board.

     The Company's Board of Directors appointed an independent committee to review the Company's response to the above events. On November 25, 1998, upon recommendation of this Board committee, the Company adopted a shareholder rights plan (the Shareholder Rights Plan) and designated 300,000 shares of its 5,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock (the Preferred Stock). In connection with the adoption of the Shareholder Rights Plan, the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of the Company's common stock to all stockholders of record as of December 7, 1998. The Rights will not become exercisable, and will continue to trade with the underlying common stock, unless a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. Each Right entitles the holder to purchase one one-hundredth of a share of the Company's newly created Preferred Stock at an exercise price of $45 per one one-hundredth of a share. The Rights will expire on November 25, 2008.

     In the event that any person or group acquires 15% or more of the Company's outstanding common stock, each holder of a Right (other than the acquiring person or group) will be entitled to receive, upon payment of the exercise price, that number of shares of common stock (or other equivalent security such as the Preferred Stock) having a market value equal to twice the exercise price. Pursuant to the Shareholder Rights Plan, the shares held by the Company's Chairman of the Board and the related option granted to Drummond are grandfathered. However, any exercise by Drummond of such option which results in Drummond's direct ownership of more than 15% of the Company's outstanding common stock, without the prior approval of the Company's Board of Directors, would trigger the Rights issued under the Shareholder Rights Plan. The Company adopted the Shareholder Rights Plan because it wants any third party investor wishing to purchase more than 15% of the Company's stock to fully discuss its intentions with the Company's Board of Directors so that the Board will be in a position to act in the best interest of the Company's employees and stockholders.

     The Company also amended its two stock option plans so that participants will be immediately fully vested in the event of a change in control and entered into change of control severance agreements with certain of its key executives. Further, the Company amended its bylaws to provide for an orderly administration of a consent solicitation and to require a two-thirds majority vote of shareholders to effect amendment of the bylaws.

                                                                    EXHIBIT 99.1
                                                                    ------------


REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTARY INFORMATION


To the Stockholders
Citation Corporation and Subsidiaries

Our report on the consolidated financial statements of Citation Corporation and subsidiaries is included on page 35 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP


Birmingham, Alabama
November 16, 1998

                                                                    SCHEDULE II
                                                                    -----------


VALUATION AND QUALIFYING ACCOUNTS
for the years ending September 29, 1996, September 28, 1997 and September 27,
1998

1998

                                   Balance at the    Opening       Charged      Charged                 Balance at
                                   Beginning of    Balances of       to          to                    the End of
           Description                 Period      Acquisitions    Expense      Assets     Deductions     Period
-------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts       1,366,692       647,477     1,248,596        73,601    (476,152)    2,860,214
Reserve for obsolete inventory          971,543         7,040            --            --    (216,739)      761,844
Reserve on sales and returns          1,066,517            --     4,008,502            --  (3,993,083)    1,081,936
Deferred tax valuation allowance        918,000            --     2,137,000            --          --     3,055,000

1997

                                   Balance at the    Opening       Charged      Charged                 Balance at
                                    Beginning of   Balances of       to           to                    the End of
           Description                 Period      Acquisitions    Expense      Assets     Deductions     Period
----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts       1,421,027            --        63,766      319,216     (437,317)    1,366,692
Reserve for obsolete inventory          490,988            --       397,543      300,000     (216,988)      971,543
Reserve on sales and returns          1,075,236            --     3,009,944      439,846   (3,458,509)    1,066,517
Deferred tax valuation allowance        370,000            --       918,000           --     (370,000)      918,000

1996

                                   Balance at the    Opening       Charged      Charged                 Balance at
                                    Beginning of   Balances of       to           to                    the End of
           Description                 Period      Acquisitions    Expense      Assets     Deductions     Period
----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts           770,672           --     583,539      208,519     (141,703)    1,421,027
Reserve for obsolete inventory            267,890           --     259,922      217,455     (254,279)      490,988
Reserve on sales and returns            1,020,939           --     643,731      281,060     (870,494)    1,075,236
Deferred tax valuation allowance               --           --     370,000           --           --       370,000

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal years 1997 and 1998 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS

     Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 16, 1999, as filed with the Securities and Exchange Commission.

ITEM 11:  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 16, 1999, as filed with the Securities and Exchange Commission.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the section entitled "Security Ownership of Management and Certain Beneficial Owners" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 16, 1999, as filed with the Securities and Exchange Commission.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 16, 1999, as filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

EXHIBITS

     The exhibits set forth in the following index of exhibits are filed as a part of this report:

Exhibit
-------
Number                                                                                 Page
------                                                                                 ----
3.1        Certificate of Incorporation of the Company, as amended/(1)/

3.1(a)     Certificate of Designations of Series A Junior Participating Preferred
           Stock  of Citation Corporation dated November 30, 1998.                       77

3.2(a)     Bylaws of the Company as amended November 25, 1998                            83

4.1        Rights Agreement dated as of November 25, 1998 between Citation
           Corporation and the Bank of New York as Rights Agent /(2)/                    92

10.2(w)    Agreement and Plan of Merger dated May 16, 1996 among Interstate
           Forging Industries, Inc., Citation Forging Corporation, and Citation
           Corporation, as amended/(3)/

10.2(x)    Second Amended and Restated Credit Agreement, dated as of August 3,
           1998, among the Company and certain of its subsidiaries, certain banks and other lenders party thereto from time to time, The First National Bank
           of Chicago, and SouthTrust Bank, National Association                        133

10.2(y)    First Amendment to Second Amended and Restated Credit Agreement,
           dated as of November 3, 1998                                                 207

10.2(z)    Second Amendment to Second Amended and Restated Credit Agreement,
           dated as of November 25, 1998                                                216

10.3(b)    Employment Agreement commencing on August 9, 1994 between Citation
           Corporation and R. Conner Warren/(1)/

10.3(c)    Change in Control Retention and Severance Agreement dated December 1,
           1998 between the Company and Frederick F. Sommer                             224

10.3(d)    Change in Control Retention and Severance Agreement dated December 1,
           1998 between the Company and John W. Lawson                                  230

10.3(e)    Change in Control Retention and Severance Agreement dated December 1,
           1998 between the Company and Edwin L. Yoder                                  236

10.3(f)    Change in Control Retention and Severance Agreement dated December 1,
           1998 between the Company and Stanley B. Atkins                               242

10.3(g)    Change in Control Retention and Severance Agreement dated December 1,
           1998 between the Company and Thomas W. Burleson                              248

10.3(h)    Change in Control Retention and Severance Agreement dated December 1,
           1998 between the Company and G. Thomas Surtees                               254

10.3(i)    Change in Control Retention and Severance Agreement dated December 1,
           1998 between the Company and Virgil C. Reid                                  260

10.3(j)    Change in Control Retention and Severance Agreement dated December 1,
           1998 between the Company and Timothy L. Roberts                              266

10.4       Citation Corporation Incentive Award Plan/(1)/

10.4(a)    Citation Corporation Stock Plan for Non Employee Directors/(4)/

10.4(b)    Citation Non-Qualified Stock Option Plan for Non-Employee Directors/(5)/

10.6       Tax Indemnification Agreement between Shareholders existing prior to
           August 9, 1994 and Citation Corporation/(1)/

21         Subsidiaries of the Registrant                                               272

23         Consent of PricewaterhouseCoopers LLP                                        273

27         Financial Data Schedules, submitted to the Securities and Exchange
           Commission in electronic format

99.1       Report of Independent Certified Public Accountants on Supplementary
           Information                                                                   69

99.2       Schedule II - Valuation and Qualifying Accounts                               70

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 33-79804, as filed August 2, 1994). The exhibit numbers listed correspond to the exhibit numbers in the Form S-1.

(2) Incorporated by reference to the Company's Registration Statement on Form 8-A under the Securities Act of 1934 (Registration No.000-24492, as filed December 1, 1998).

(3) Incorporated by reference to Exhibit 2.2 of the Company's Form 8-K dated March 1, 1996.

(4) Incorporated by reference to Exhibit 10.4(a) of the Company's Annual Report on Form 10-K for the year ended October 1, 1995.

(5) Incorporated by reference to Exhibit 10.4(b) of the Company's Annual Report on Form 10-K for the year ended September 29, 1996.

FINANCIAL STATEMENT SCHEDULES

     The Index to financial statements filed as a part of this Report is contained at page 34.

     The following schedule is filed as an exhibit to this report:

          Report of Independent Certified Public Accountants on Supplementary Information, page 69

          Schedule II - Valuation and Qualifying Accounts, page 70

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended September 27, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CITATION CORPORATION

                                      /s/   Frederick F. Sommer
                                  -------------------------------------------
                              By:          FREDERICK F. SOMMER
                                    President and Chief Executive Officer

                                                               December 21, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Frederick F. Sommer            President and Chief Executive Officer    December 21, 1998
-----------------------------
FREDERICK F. SOMMER                (Principal Executive Officer)

 /s/ T. Morris Hackney             Chairman of the Board                    December 21, 1998
-----------------------------
T. MORRIS HACKNEY

 /s/ R. Conner Warren              Executive Vice President,                December 21, 1998
-----------------------------
R. CONNER WARREN                   Chief Administrative Officer
                                   and Director

 /s/ Thomas W. Burleson            Vice President-Finance, Chief            December 21, 1998
-----------------------------
THOMAS W. BURLESON                 Financial Officer and Assistant
                                   Secretary
                                   (Principal Financial Officer)

 /s/ Hugh G. Weeks                 Director                                 December 21, 1998
-----------------------------
HUGH G. WEEKS

 /s/ A. Derrill Crowe              Director                                 December 21, 1998
-----------------------------
A. DERRILL CROWE

 /s/ Franklyn Esenberg             Director                                 December 21, 1998
-----------------------------
FRANKLYN ESENBERG

 /s/ William W. Featheringill      Director                                 December 21, 1998
-----------------------------
WILLIAM W. FEATHERINGILL

                                   Director                                 December 21, 1998
-----------------------------
FRANK B. KELSO, II

 /s/ Van L. Richey                 Director                                 December 21, 1998
-----------------------------
VAN L. RICHEY