Form 10-Q
period 1998-12-27
CITATION CORP /AL/
filed 1999-02-09
CIK 924648

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
               For the quarterly period ended December 27, 1998
                                              ------------------

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
          For the transition period from ____________ to ____________

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

                 ____________________________________________

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X       No _______
                              --------

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

          Class                             Outstanding at February 8, 1999
-------------------------------             -------------------------------
Common Stock, $.01 Par Value                          17,889,113

                                     INDEX

                                                                                 Page No.
                                                                                 --------
PART I:  FINANCIAL INFORMATION
     ITEM 1:  Financial Statements...................................................   1

              Interim Condensed Consolidated Balance Sheets..........................   2

              Interim Condensed Consolidated Statements of Income....................   3

              Interim Condensed Consolidated Statements of Cash Flows................   4

              Notes to Interim Condensed Consolidated Financial Statements...........   5

     ITEM 2:  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................  11

PART II: OTHER INFORMATION

     ITEM 6:  Exhibits and Reports on Form 8-K.......................................  16

     SIGNATURES......................................................................  17

     EXHIBITS:

          Exhibit 27 - Financial Data Schedule

PART I:   FINANCIAL INFORMATION



ITEM I:   FINANCIAL STATEMENTS

     The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

          Interim Condensed Consolidated Balance Sheets at September 27, 1998 and December 27, 1998.

          Interim Condensed Consolidated Statements of Income for the three months ended December 28, 1997 and December 27, 1998.

          Interim Condensed Consolidated Statements of Cash Flows for the three months ended December 28, 1997 and December 27, 1998.

          Notes to Interim Condensed Consolidated Financial Statements.


                     ____________________________________


             [the remainder of this page intentionally left blank]

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

                                                          SEPTEMBER 27,            DECEMBER 27,
                                                              1998                     1998
                                                      -------------------     -------------------
ASSETS                                                                             (unaudited)
Current assets:
     Cash and cash equivalents                               $      2,322            $      1,318
     Accounts receivable, net                                     103,152                 113,105
     Inventories                                                   56,353                  59,290
     Deferred income taxes, prepaid expenses
          and other assets                                         21,851                  23,877
                                                             ------------            ------------
                Total current assets                              183,678                 197,590
Property, plant and equipment, net                                307,008                 340,259
Other assets                                                       78,579                 108,941
                                                             ------------            ------------
                                                             $    569,265            $    646,790
                                                             ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Cash overdraft                                          $      5,304            $     11,919
     Current portion of long-term debt                              6,316                  11,567
     Accounts payable                                              46,802                  43,673
     Accrued expenses and other current liabilities                40,634                  43,626
                                                             ------------            ------------
Total current liabilities                                          99,056                 110,785

Long-term debt, net of current portion                            237,525                 298,607
Deferred income taxes and other long-term liabilities              46,650                  48,515
                                                             ------------            ------------
                Total liabilities                                 383,231                 457,907
                                                             ------------            ------------

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000
          shares authorized, none issued and
           outstanding (Note 10)                                        -                       -
     Common stock, $0.01 par value; 30,000,000
          shares authorized, 17,889,113 shares issued
          and outstanding at September 27, 1998 and
          December 27, 1998                                           179                     179
Additional paid-in capital                                        107,844                 107,565
Distributions to former S-corp shareholders (Note 11)                   -                    (466)
Retained earnings                                                  78,011                  81,605
                                                             ------------            ------------
                Total stockholders' equity                        186,034                 188,883
                                                             ------------            ------------
                                                             $    569,265            $    646,790
                                                             ============            ============

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data)


                                                                    Three Months Ended
                                                         ------------------------------------------
                                                          DECEMBER 28,              DECEMBER 27,
                                                              1997                      1998
                                                         -----------------       ------------------
                                                             (unaudited)               (unaudited)
Net sales                                                     $    170,223           $      184,860
Costs of sales                                                     143,225                  158,192
                                                              ------------           --------------
     Gross profit                                                   26,998                   26,668

Selling, general and administrative expenses                        15,381                   16,035
                                                              ------------           --------------
     Operating income                                               11,617                   10,633
Interest expense, net                                                3,225                    4,643
                                                              ------------           --------------
     Income before provision for income taxes                        8,392                    5,990
Provision for income taxes                                           3,273                    2,396
                                                              ------------           --------------
     Net income                                               $      5,119           $        3,594
                                                              ============           ==============
Earnings per share - basic (Note 6)                           $       0.29           $         0.20
                                                              ============           ==============
Weighted average shares
     outstanding - basic (Note 6)                               17,781,325               17,889,113
                                                              ============           ==============

Earnings per share - diluted (Note 6)                         $       0.28           $         0.20
                                                              ============           ==============
Weighted average shares
     outstanding - diluted (Note 6)                             18,013,716               17,940,418
                                                              ============           ==============

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                          Three Months Ended
                                                                   ----------------------------------
                                                                   DECEMBER 28,          DECEMBER 27,
                                                                      1997                  1998
                                                                   ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                               (unaudited)           (unaudited)
Net income                                                         $      5,119          $      3,594
                                                                   ------------          ------------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for losses on receivables                                     94                    90
     Depreciation                                                         7,343                 9,225
     Amortization                                                           875                 1,300
     Changes in operating assets and liabilities, net:
          Accounts receivable                                               227                 1,495
          Inventories                                                    (1,061)                  863
          Prepaid expenses and other assets                              (1,318)                  139
          Accounts payable                                               (2,970)              (11,631)
          Accrued expenses and other liabilities                            923                (3,152)
                                                                   ------------          ------------
               Total adjustments                                          4,113                (1,671)
                                                                   ------------          ------------
               Net cash provided by operating activities                  9,232                 1,923
                                                                   ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment expenditures - net                   (11,459)              (10,224)
     Investment in joint venture                                              -                (2,767)
     Cash paid for acquisition                                                -               (35,719)
                                                                   ------------          ------------
               Net cash used by investing activities                    (11,459)              (48,710)
                                                                   ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                       3,468                 5,336
     Repayments of acquired debt                                              -               (12,670)
     Distributions to former S-corp shareholders (Note 11)                    -                  (466)
     Change in credit facility and other financing
          arrangements, net                                              (2,674)               53,862
     Change in paid in capital                                              128                  (279)
                                                                   ------------          ------------
               Net cash provided by financing activities                    922                45,783
                                                                   ------------          ------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS
 FOR THE PERIOD                                                          (1,305)               (1,004)
              Cash and cash equivalents, beginning of period              2,645                 2,322
                                                                   ------------          ------------
              Cash and cash equivalents, end of period             $      1,340          $      1,318
                                                                   ============          ============

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
NOTES TO INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share and per share data)


1. The condensed consolidated balance sheet of Citation Corporation (the "Company") at September 27, 1998 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP). The interim condensed consolidated financial statements at December 27, 1998 and for the three months ended December 27, 1998 and December 28, 1997 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. Certain minor reclassifications have been made in the previous year's financial statements in order to conform them to current year classifications. These financial statements should be read in conjunction with the Company's 1998 annual report on SEC Form 10-K.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. The Company is required to adopt these statements in fiscal year 1999. The Company intends to provide the appropriate disclosures required by these statements in its fiscal year 1999 annual report.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. The Company has not yet determined the effect, if any, of the adoption of SFAS 133 on its results of operations, financial position or liquidity.

2.   A summary of inventories is as follows:

                                                September 27,  December 27,
                                                     1998           1998
                                                ---------------------------
          Raw materials                         $   10,210        $   8,571
          Supplies and containers                   14,052           14,452
          Finished goods                            32,091           36,267
                                                ---------------------------
                                                $   56,353        $  59,290
                                                ===========================

3. Balances of major classes of property, plant and equipment and accumulated depreciation are as follows:

                                                September 27,      December 27,
                                                    1998               1998
                                                -------------------------------
          Land and improvements                 $    12,454        $    14,215
          Buildings                                  59,509             65,833
          Plant equipment                           319,092            344,837
          Office equipment                           14,258             17,135
          Transportation equipment                   12,753             12,682
          Construction in progress                    9,923             15,658
                                                -------------------------------
                                                    427,989            470,360

          Less accumulated depreciation            (120,981)          (130,101)
                                                -------------------------------
                                                $   307,008        $   340,259
                                                ===============================

4.   The Company's other assets consist of the following:

                                                September 27,      December 27,
                                                    1998               1998
                                                -------------------------------
          Goodwill, net                         $    72,973        $   100,106
          Investment in joint venture                 1,441              4,208
          Consulting and non-competition
               agreements, net                          579                499
          Other, net                                  3,586              4,128
                                                -------------------------------
                                                $    78,579        $   108,941
                                                ===============================

5.   Long-term debt consists of the following:

                                                September 27,      December 27,
                                                    1998               1998
                                                -------------------------------
          Credit facility                       $   232,993        $   287,991
          Other financing arrangements               10,848             22,183
                                                -------------------------------
                                                    243,841            310,174
          Less current portion of long-term debt      6,316             11,567
                                                -------------------------------
                                                $   237,525        $   298,607
                                                ===============================

6.   Earnings per share ("EPS")

                                                     Quarter Ended December 28, 1997
                                             -------------------------------------------------
                                                 Income            Shares         Per Share
                                               (numerator)      (denominator)       amount
                                             -------------------------------------------------
     EPS - basic:
     Income available to
       common stockholders                   $    5,119           17,781,325      $     0.29
     Effect of dilutive common
       shares:
     Weighted average stock options
     outstanding                                                     638,023
     Less:
     Stock options - assumed buyback /(1)/                          (405,634)
     Stock options - antidilutive /(2)/                                    -
                                             ----------------------------------------------------
     EPS - diluted                           $    5,119           18,013,716      $     0.28
                                             ====================================================

                                                     Quarter Ended December 27, 1998
                                                  Income             Shares       Per Share
                                                (numerator)       (denominator)     amount
                                             ----------------------------------------------------
     EPS - basic:
     Income available to
       common stockholders                   $    3,594           17,889,113      $     0.20
     Effect of dilutive common
       shares:
     Weighted average stock options
     outstanding                                                     714,638
     Less:
     Stock options - assumed buyback /(1)/                          (161,333)
     Stock options - antidilutive /(2)/                             (502,000)
                                             ----------------------------------------------------
     EPS - diluted                           $    3,594           17,940,418      $      0.20
                                             ====================================================

     (1) The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common market share price during the period. The average common market share prices used in the above calculations were $18.06 and $10.79 for the three month periods ended December 28, 1997 and December 27, 1998, respectively.

     (2) Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive.

7. Effective November 17, 1998, the Company completed the purchase of the outstanding stock of Custom Products Corporation ("Custom") of Milwaukee, Wisconsin, for $35,719 in cash. In addition, the agreement provides for contingent payments equal to five times the amount by which the average annual net earnings of Custom before all interest, income taxes, and franchise taxes during the three year period from October 1, 1998 through September 29, 2001 exceeds $9,500. Earnings shall be computed in accordance with generally accepted accounting principles on a pre-acquisition basis, and the aggregate amount of contingent payments shall not exceed $16,500. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Custom based on their estimated fair values at the date of acquisition. Custom is a machiner of cast and forged metal products, primarily for the diesel engine, construction equipment, farm implement and automotive markets. Custom's revenues for its 1998 fiscal year were approximately $75,000. Custom has approximately 650 employees.

     The estimated fair values of assets acquired and liabilities assumed are as follows:

          Accounts receivable, net                             $ 11,538
          Inventories                                             3,800
          Other current assets                                    4,751
          Property, plant and equipment                          32,125
          Intangible assets and other                            28,317
          Deferred income tax asset                                 800
          Accounts payable and accrued expenses                 (18,966)
          Deferred income taxes                                  (1,743)
          Long-term debt                                        (24,903)
                                                               ---------
               Purchase Price                                  $ 35,719
                                                               =========

8. The following unaudited pro forma summary for the three months ended December 28, 1997 combines the results of operations of the Company with the fiscal year 1998 acquisitions of Camden Casting, Dycast and Citation Precision and fiscal year 1999 acquisition of Custom as if all of the acquisitions had occurred at the beginning of the 1998 fiscal year. For the three months ended December 27, 1998, the pro forma summary presents the results of operations of the Company as if the acquisition of Custom had occurred at the beginning of the 1999 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of either fiscal years 1998 or 1999, or of results which may occur in the future.

     Pro forma interim condensed consolidated statements of income are as follows:

                                                                            Three Months Ended
                                                                    ------------------------------------
                                                                    December 28,          December 27,
                                                                        1997                 1998
                                                                    ------------------------------------
  Sales                                                             $205,385              $194,519
  Operating income                                                  $ 12,291              $ 10,220
  Income before provision for income taxes                          $  7,124              $  4,891
  Pro forma net income                                              $  4,346              $  2,935
  Weighted average shares outstanding - basic (Note 6)            17,781,325            17,889,113
  Pro forma earnings per common share - basic                       $   0.24              $   0.16
  Weighted average shares outstanding - diluted (Note 6)          18,013,716            17,940,418
  Pro forma earnings per common share - diluted                     $   0.24              $   0.16

9. Subsequent to December 27, 1998, the Company acquired all of the stock of CT-South of Marion, Alabama, for a purchase price of approximately $15,000 in cash. The acquisition has been accounted for under the purchase method of accounting. Following the acquisition, the name of CT-South was changed to Citation Marion, Inc. ("Marion"). Marion is a producer of ductile iron thin-walled manifolds primarily for the passenger car and light truck markets, and it had revenues for its most recent fiscal year of approximately $30,000.

10. On November 6, 1998, Drummond Company, Inc. of Birmingham, Alabama ("Drummond") entered into a Call Option Agreement (the "Call Option Agreement") with Mr. T. Morris Hackney, the Company's Chairman of the Board and largest shareholder, by which Drummond acquired a 120-day option to purchase 4 million shares of the Company's common stock held by Mr. Hackney, constituting approximately 22.4% of the Company's outstanding common stock, at a price of $20 per share, and a right of first-refusal on the approximately 1,005,800 additional shares held by Mr. Hackney. In an agreement dated as of November 9, 1998, Drummond entered into an agreement to acquire 1,336,400 shares of the Company's stock, constituting approximately 7.5% of the Company's outstanding shares, from Mr. Hugh Weeks, a director of the Company, for $15 per share. The shares subject to the option under the Call Option Agreement plus the shares owned by Mr. Weeks would constitute an aggregate of approximately 29.8% of the Company's outstanding shares as of December 27, 1998 (before considering the effect of the Shareholder Rights Plan discussed below).

     The Company's Board of Directors appointed a special committee of independent directors (the "Special Committee") to review the Company's response to the above events. On November 25, 1998, upon recommendation of the Special Committee, the Company adopted a shareholder rights plan (the "Shareholder Rights Plan") and designated 300,000 shares of its 5,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock (the "Preferred Stock"). In connection with the adoption of the Shareholder Rights Plan, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock to all stockholders of record as of December 7, 1998. The Rights will not become exercisable, and will continue to trade with the underlying common stock, unless a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. Each Right entitles the holder to purchase one one-hundredth of a share of the Company's newly created Preferred Stock at an exercise price of $45 per one one-hundredth of a share. The Rights will expire on November 25, 2008.

     In the event that any person or group acquires 15% or more of the Company's outstanding common stock, each holder of a Right (other than the acquiring person or group) will be entitled to receive, upon payment of the exercise price, that number of shares of common stock (or other equivalent security such as the Preferred Stock) having a market value equal to twice the exercise price. Pursuant to the Shareholder Rights Plan, the shares held by the Chairman of the Board and the related option granted to Drummond are grandfathered. However, any exercise by Drummond of such option, which results in Drummond's direct ownership of more than 15% of the Company's outstanding common stock, without the prior approval of the Company's Board of Directors, would trigger the Rights issued under the Shareholder Rights Plan. The Company adopted the Shareholder Rights Plan because it wants any third party investor wishing to purchase more than 15% of the Company's stock to fully discuss its intentions with the Company's Board of Directors so that the Board will be in a position to act in the best interest of the Company's employees and stockholders.

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

     Subsequent events. On January 4, 1999, after the end of the fiscal quarter, Drummond consummated the acquisition of the 1,336,400 shares from Mr. Weeks, for an aggregate price of $20,046,000. On January 21, 1999, Drummond notified Mr. Hackney of its election to cancel the Call Option Agreement without exercising the option to purchase his shares.

11. On October 23, 1998, the Company made distributions aggregating $466,420 to Citation's former S corporation stockholders as a consequence of an Internal Revenue Service audit of the 1993 and 1994 tax years (prior to the Company's 1994 initial public offering), which resulted in an increase to the Company's taxable income for those years. This distribution was made in accordance with the terms of the 1994 Tax Indemnification Agreement between the Company and its former S corporation stockholders, by which the Company and the former S corporation stockholders agreed to indemnify each other for subsequent determinations of income tax liability or increased earnings, respectively, attributable to fiscal periods prior to termination of the S corporation status.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and earnings during the periods included in the accompanying interim condensed consolidated financial statements.

Forward Looking Statements. The statements in this Form 10-Q that are not historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this report and include statements regarding the intent, belief or expectations of the Company and its management with respect to, among other things: (i) the Company's operating performance; (ii) the Company's expectations concerning sales growth and earnings per share growth; (iii) the intent, belief or expectations of the Company and its directors and officers with respect to anticipated acquisitions and acquisition strategies; (iv) trends in the industries served by the Company; and (v) trends that may affect the Company's financial condition or results of operations. Such statements are subject to numerous risks and uncertainties which could cause actual results to differ materially from anticipated results. The following are some of such factors, risks and uncertainties: (i) competitive product and pricing pressures;
(ii) fluctuations in the cost and availability of raw materials; (iii) general economic and business conditions, as well as conditions affecting the industries served by the Company; (iv) the ability to generate sufficient cash flows to support acquisition strategies, capital expansion plans and general operating activities; (v) recent management changes; and (vi) the Company's ability to penetrate new markets. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof.
Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.


QUARTER ENDED DECEMBER 27, 1998 COMPARED TO THE QUARTER ENDED DECEMBER 28, 1997

Sales. Sales increased 8.6%, or $14.6 million, to $184.9 million for the three months ended December 27, 1998, from $170.2 in the comparable prior year period. The increase includes $23.4 million attributable to the acquisitions of Custom Products during the quarter, Citation Precision and Dycast during fiscal 1998, and Camden Casting Center, which was acquired in December 1997 (collectively the "Acquisitions"), offset by a 5.2% decrease or $8.8 million in reduced revenues from the Company's existing operations. The Company's Industrial Group, Special Foundry Group and Interstate Forging had reduced shipments from existing units due to a reduction in orders, principally from customers in the construction equipment, mining equipment, farm implement, and/or oil tool industries. Shipments by the Company's existing units in its Automotive Group and Aerospace and Technology Group increased 8.6% or $6.4 million, principally due to new business.

Gross Profit. Gross profit decreased $0.3 million or 1.2% to $26.7 million in the first quarter of fiscal 1999, from $27.0 million in the comparable quarter for fiscal 1998. The gross profit margin declined to 14.4% in the first quarter of fiscal 1999 from 15.9% in the comparable quarter of last year. The gross margin for the Acquisitions in the first quarter was 11.7%. The gross margin for existing units in the quarter was 14.8%, down from 15.9% in the comparable quarter of fiscal 1998 principally due to reduced sales in the Company's Industrial Group, Special Foundry Group and Interstate Forging.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SGA") increased 4.2% or $0.7 million to $16.0 million in the first quarter of fiscal 1999 from $15.4 million in the first quarter of fiscal 1998. SGA costs attributable to Acquisitions was $2.4 million. SGA costs at existing units was $13.6 million in the fiscal 1999 first quarter versus $15.4 million in the first quarter of fiscal 1998. SGA costs as a percentage of sales declined to 8.7% in the fiscal 1999 first quarter versus 9.0% in the comparable quarter last year. The reduction is attributable to improved efficiencies, including centralization of the selling effort as well as the reduced use of sales representatives.

Operating Income. Operating income for the first quarter of fiscal 1999 decreased $1.0 million or 8.5% to $10.6 million as compared to $11.6 million in the first quarter of fiscal 1998. The overall operating margin decreased to 5.8% in the first quarter as compared to 6.8% in the first quarter of the previous year. The operating margin attributable to Acquisitions was 1.4% for the quarter while the margin for the existing units in the same period was 6.4%.

Interest Expense. Interest expense for the first quarter of fiscal 1999 increased to $4.6 million from $3.2 million in the comparable quarter of fiscal 1998, an increase of $1.4 million. The increase reflects the cost of financing the Acquisitions as well as a continued high level of capital expenditures. During the first quarter, capital expenditures and investment in joint venture were approximately $13.0 million, versus capital expenditures during the comparable period of 1998 of $11.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund capital expenditures for existing facilities and to fund new business acquisitions. Historically, the Company has used cash generated by operations, borrowings under its revolving credit facility (discussed below) and proceeds from public equity offerings to fund its capital requirements. Additionally, the Company requires capital to finance accounts receivable and inventory.

As of September 27, 1998, the Company had a $300,000 revolving credit facility with a consortium of banks, led by the First National Bank of Chicago-NBD ("First Chicago-NBD") to be used for working capital purposes and to fund future acquisitions. On November 3, 1998, the Company's credit facility was increased from $300,000 to $400,000. The facility consists of a swing line of credit up to $15,000 bearing interest at prime and revolving credit borrowings which bear interest at LIBOR plus .625% to LIBOR plus 1.50% based upon the Company's ratio of debt to its cash flow, measured by earnings before interest and taxes plus depreciation and amortization (EBITDA). At September 27, 1998 and December 27, 1998, the Company was able to borrow at LIBOR plus 1%. The facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .20% to .375% based upon the Company's ratio of debt to EBITDA. At September 27, 1998 and December 27, 1998, the Company's unused commitment fee rate was .25%. The facility is collateralized by the stock of the Company's subsidiaries and expires on October 15,

2001. At September 27, 1998 and December 27, 1998, the total outstanding balance under this credit facility was $232,993 and $287,991, respectively.

As of September 27, 1998, the Company had $2,993 outstanding under the swing line of credit at the prime rate of 8.5%. The remaining $230,000 outstanding under this facility at September 27, 1998 related to four revolving loans. The Company had one loan at $150,000 at an interest rate of 6.60%, which was repriced on October 14, 1998, November 12, 1998, and December 10, 1998 at interest rates of 6.42%, 6.30% and 6.13%, respectively. This loan will reprice again on June 10, 1999. The remaining $80,000 outstanding under this facility at September 27, 1998 consists of one $40,000 and two $20,000 five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements have fixed interest rates plus a margin of .625% to 1.50%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates, including margins, were 7.91% and 8.09% on the two $20,000 swap agreements and 7.85% on the $40,000 swap agreement at September 27, 1998.

As of December 27, 1998, the Company had $7,991 outstanding under the swing line of credit at the prime rate of 7.75%. The remaining $280,000 outstanding under this facility at December 27, 1998 related to five revolving loans. The Company had $150,000 and $50,000 outstanding under these loans at interest rates of 6.13% and 6.05%, respectively, which reprice on June 10, 1999 and June 15, 1999, respectively. The remaining $80,000 outstanding under this facility at December 27, 1998 consists of one $40,000 and two $20,000 five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements have fixed interest rates plus a margin of .625% to 1.50%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates, including margins, were 7.91% and 8.09% on the two $20,000 swap agreements and 7.85% on the $40,000 swap agreement at December 27, 1998. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company mitigates credit risk by dealing with only financially sound banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

The Company's credit facility contains certain restrictive covenants that require the maintenance of a funded debt to EBITDA ratio and a specified fixed charge coverage ratio; place a minimum level of stockholders' equity; place limitations on capital expenditures, and place limitations on dividends and other borrowings. The credit facility also has a covenant prohibiting a change in control in excess of 30% of the Company's outstanding stock other than by the Company's current largest shareholder, Mr. Hackney. As discussed in Note 10 to the condensed consolidated financial statements included elsewhere in this Form 10-Q, subsequent to fiscal 1998, Drummond Company, Inc. ("Drummond") entered into an agreement to acquire stock from Mr. Hugh Weeks, a director of the Company and also acquired a 120-day option to purchase stock from Mr. Hackney which, if both the stock purchase were consummated and the option were exercised, Drummond would subsequently hold a 29.8% ownership interest in the outstanding stock of the Company (before considering the effect of the Shareholder Rights Plan also discussed in Note 10 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). On January 4, 1999, after the end of the fiscal quarter, Drummond consummated the acquisition of the 1,336,400 shares from Mr. Weeks, for an aggregate price of $20,046,000. On January 21, 1999, Drummond notified Mr. Hackney of its election to cancel the Call Option Agreement without exercising the option to purchase his shares. Drummond now owns approximately 7.5% of the Company's outstanding stock.

RECENTLY ISSUED ACCOUNTING STANDARDS

Note 1 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards.

ACQUISITIONS

Notes 7 and 9 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describe the recent acquisitions of Custom and Marion.

CONFORMANCE OF AUTOMATED SYSTEMS TO YEAR 2000

General. As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. The Company continues to address the "Year 2000" issue through a company-wide Y2K Project (the "Project").

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

Project. The Company's Project is divided into five major sections: infrastructure, applications software, manufacturing software, process control and instrumentation ("PC&I") and third party suppliers/customers. The Company has designated a Y2K team leader at each of its locations to help direct the phases of the project. These phases, which are common to the five major sections, are as follows: (1) inventorying Y2K items; (2) assessing compliance to Y2K for the items identified; (3) developing a strategy for remediation of non-compliant items; (4) implementation of the remediation strategy; and (5) independent validation from external resources as to the Company's compliance.

The infrastructure and applications software sections consist of an analysis of hardware and systems software. The applications software includes both the conversion of applications that are not Y2K compliant and, where available from the supplier, the replacement of such software. At calendar year end 1998, the inventory, assessment, implementation and validation for the infrastructure, applications software and manufacturing software are approximately 95% complete. With respect to the manufacturing software, approximately 80% of the Company's divisions are compliant, with approximately 60% using B&L Information Systems, which is Y2K compliant, and another 20% using other manufacturing software that is also Y2K compliant. The remaining 20% non-compliant manufacturing software has been inventoried and identified. The Company expects these three sections of the Project to be complete by mid-year 1999.

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

The third party suppliers/customers section of the Project involves sending a Y2K compliance questionnaire to all key suppliers as well as dealing with any independent review of the Company's compliance by certain of its customers. The Company obtains evidence from its key suppliers documenting their compliance with the Y2K issue and will continue to monitor vendors that are non-compliant for contingency planning purposes. The Company's contingency plan addresses non-compliance of key suppliers by having alternative suppliers as well as increasing critical inventory prior to the year 2000. This section of the project is approximately 90% complete and full implementation is expected by mid-year 1999.

Once the strategy of all sections has been implemented, the Company will have independent validation of its Y2K compliance. Major customers will continue to review various divisions' systems along with external resources hired by the Company. The Company anticipates this external review will be completed by mid-year 1999. The costs associated with the Project have been and will continue to be expensed as incurred. The Company does not separately track these internal costs incurred for the Y2K Project; these costs however, to date, consist principally of the related payroll costs of its information systems group.

Risks. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K issue, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Project is expected to significantly reduce the Company's level of uncertainty about the Y2K issue and, in particular, about the Y2K compliance and readiness of external parties. The Company believes that, with the implementation and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company does not believe it has any material exposure to contingencies related to the Y2K issue for products it has sold.

                    ______________________________________

                          PART II: OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Exhibit 27 -      Financial Data Schedule, submitted to the Securities
                            and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

     In a Report on Form 8-K filed December 1, 1998, the Company reported that, upon the recommendation of an independent committee of its Board of Directors, the Company had adopted a Shareholder Rights Plan, effective November 25, 1998, and in connection therewith declared a dividend distribution of one preferred share purchase right on each outstanding share of Citation's common stock.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                         CITATION CORPORATION



February 8, 1999              /s/ Frederick F. Sommer
                              -----------------------------------------
                              FREDERICK F. SOMMER
                              President and Chief Executive Officer



February 8, 1999              /s/   Thomas W. Burleson
                              ------------------------------------------
                              THOMAS W. BURLESON
                              Vice President-Finance and Chief Financial Officer
                              (Principal Financial and Accounting Officer)