Form 10-Q
period 1999-03-28
CITATION CORP /AL/
filed 1999-05-10
CIK 924648

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                 For the quarterly period ended March 28, 1999
                                                --------------

                                      or

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

                         ----------------------------

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X       No _______
                               -----

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

           Class                            Outstanding at May 10, 1999
----------------------------                ---------------------------
Common Stock, $.01 Par Value                         17,896,113

                                     INDEX

                                                                            Page No.
                                                                            --------
PART I: FINANCIAL INFORMATION

     ITEM 1:   Financial Statements........................................        1

               Interim Condensed Consolidated Balance Sheets...............        2

               Interim Condensed Consolidated Statements of Income.........        3

               Interim Condensed Consolidated Statements of Cash Flows.....        4

               Notes to Interim Condensed Consolidated Financial
               Statements..................................................        5

     ITEM 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................       12

PART II: OTHER INFORMATION

     ITEM 4:   Submission of Matters to a Vote of Security Holders.........       18

     ITEM 6:   Exhibits and Reports on Form 8-K............................       19

     SIGNATURES............................................................       20

     EXHIBITS..............................................................       21

PART I:   FINANCIAL INFORMATION


ITEM I:   FINANCIAL STATEMENTS

     The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

          Interim Condensed Consolidated Balance Sheets at September 27, 1998 and March 28, 1999.

          Interim Condensed Consolidated Statements of Income for the three months and six months ended March 29, 1998 and March 28, 1999.

          Interim Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 1998 and March 28, 1999.

          Notes to Interim Condensed Consolidated Financial Statements.


                    _______________________________________


             [the remainder of this page intentionally left blank]

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)


                                                          SEPTEMBER 27,             MARCH 28,
                                                              1998                     1999
                                                      -------------------     -------------------
                                                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                        $             2,322     $             1,749
     Accounts receivable, net                                     103,152                 123,886
     Inventories                                                   56,353                  62,174
     Deferred income taxes, prepaid expenses
          and other current assets                                 21,851                  35,894
                                                      -------------------     -------------------
                Total current assets                              183,678                 223,703
Property, plant and equipment, net                                307,008                 342,883
Other assets                                                       78,579                 110,119
                                                      -------------------     -------------------
                                                      $           569,265     $           676,705
                                                      ===================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Cash overdraft                                   $             5,304     $             5,613
     Current portion of long-term debt                              6,316                   8,364
     Accounts payable                                              46,802                  51,952
     Accrued expenses and other current liabilities                40,634                  49,366
                                                      -------------------     -------------------
               Total current liabilities                           99,056                 115,295

Long-term debt, net of current portion                            237,525                 315,304
Deferred income taxes and other long-term liabilities              46,650                  50,891
                                                      -------------------     -------------------
                Total liabilities                                 383,231                 481,490
                                                      -------------------     -------------------

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000
          shares authorized, none issued and
          outstanding                                                  --                      --
     Common stock, $0.01 par value; 30,000,000
          shares authorized, 17,889,113 shares issued
          and outstanding at September 27, 1998 and
          March 28, 1999                                              179                     179
Additional paid-in capital                                        107,844                 107,339
Retained earnings                                                  78,011                  87,697
                                                      -------------------     -------------------
                Total stockholders' equity                        186,034                 195,215
                                                      -------------------     -------------------
                                                      $           569,265     $           676,705
                                                      ===================     ===================

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except share and per share data)

                                          FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                      ----------------------------------        ---------------------------------
                                        MARCH 29,          MARCH 28,              MARCH 29,          MARCH 28,
                                          1998                1999                   1998               1999
                                      -------------     ----------------        --------------     --------------
                                       ( unaudited )      ( unaudited )          ( unaudited )      ( unaudited )
Net sales                               $   193,091          $   213,383           $   363,314       $   398,243
Cost of sales                               159,001              178,090               302,226           336,282
                                      -------------     ----------------        --------------     --------------
       Gross profit                          34,090               35,293                61,088            61,961

Selling, general and
   administrative expenses                   16,613               18,749                31,994            34,784
                                      -------------     ----------------        --------------     --------------

       Operating income                      17,477               16,544                29,094            27,177

Interest expense, net                         3,700                5,614                 6,925            10,257
                                      -------------     ----------------        --------------     --------------

       Income before provision
           for income taxes                  13,777               10,930                22,169            16,920

Provision for income taxes                    5,373                4,372                 8,646             6,768
                                      -------------     ----------------        --------------     --------------

       Net income                       $     8,404          $     6,558           $    13,523       $    10,152
                                      =============     ================        ==============     ==============

Earnings per share-Basic (Note 6)       $      0.47          $      0.37           $      0.76       $      0.57
                                      =============     ================        ==============     ==============
Weighted average shares
   Outstanding-Basic (Note 6)            17,803,366           17,889,113            17,792,346        17,889,113
                                      =============     ================        ==============     ==============

Earnings per share-Diluted (Note 6)     $      0.47          $      0.37           $      0.75       $      0.57
                                      =============     ================        ==============     ==============

Weighted average shares
   outstanding-Diluted (Note 6)          18,051,353           17,945,092            18,031,138        17,942,775
                                      =============     ================        ==============     ==============

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)


                                                                      FOR THE SIX MONTHS ENDED
                                                             ----------------------------------------
                                                                  MARCH 29,            MARCH 28,
                                                                    1998                 1999
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                            (unaudited)           (unaudited)
Net income                                                   $           13,523    $           10,152
                                                             ------------------    ------------------

Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for losses on receivables                                    177                   156
     Depreciation                                                        15,420                18,742
     Amortization                                                         2,136                 2,799
     Changes in operating assets and liabilities, net:
          Accounts receivable                                            (6,644)               (6,209)
          Inventories                                                    (1,325)                1,372
          Prepaid expenses and other assets                              (2,739)                   49
          Accounts payable                                               (3,606)               (4,529)
          Accrued expenses and other liabilities                          2,970                 1,987
                                                             ------------------    ------------------
               Total adjustments                                          6,389                14,367
                                                             ------------------    ------------------
               Net cash provided by operating activities                 19,912                24,519
                                                             ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment expenditures - net                   (25,702)              (22,222)
     Investment in joint venture                                              -                (4,767)
     Cash paid for acquisitions                                         (30,179)              (50,563)
                                                             ------------------    ------------------
               Net cash used in investing activities                    (55,881)              (77,552)
                                                             ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                       4,741                (1,036)
     Repayments of acquired debt                                         (2,621)              (12,670)
     Distributions to former S-corp shareholders (Note 10)                    -                  (466)
     Change in credit facility and other financing
          arrangements, net                                              33,034                67,135
     Change in paid-in-capital                                              448                  (503)
                                                             ------------------    ------------------
              Net cash provided by financing activities                  35,602                52,460
                                                             ------------------    ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (367)                 (573)
              Cash and cash equivalents, beginning of period              2,645                 2,322
                                                             ------------------    ------------------
              Cash and cash equivalents, end of period       $            2,278    $            1,749
                                                             ==================    ==================

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
NOTES TO INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share and per share data)

1. The condensed consolidated balance sheet of Citation Corporation (the "Company") at September 27, 1998 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP). The interim condensed consolidated financial statements at March 28, 1999 and for the three and six months ended March 28, 1999 and March 29, 1998 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. Certain minor reclassifications have been made in the previous year's financial statements in order to conform them to current year classifications. These financial statements should be read in conjunction with the Company's 1998 annual report on SEC Form 10-K.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. The Company is required to adopt these statements in fiscal year 1999. The Company intends to provide the appropriate disclosures required by these statements in its fiscal year 1999 annual report.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. The Company has not yet determined the effect, if any, of the adoption of SFAS No. 133 on its results of operations, financial position or liquidity.

2.   A summary of inventories is as follows:

                                               September 27,    March 28,
                                                   1998           1999
                                               ---------------------------
          Raw materials                           $10,210       $ 9,689
          Supplies and containers                  14,052        15,709
          Work in process and finished goods       32,091        36,776
                                               ---------------------------
                                                  $56,353       $62,174
                                               ===========================

3. A summary of major classes of property, plant and equipment and accumulated depreciation is as follows:

                                                   September 27,      March 28,
                                                       1998             1999
                                                   ----------------------------
          Land and improvements                    $  12,454        $  14,539
          Buildings                                   59,509           67,534
          Plant equipment                            319,092          351,224
          Office equipment                            14,258           17,763
          Transportation equipment                    12,753           12,718
          Construction in progress                     9,923           18,465
                                                   ----------------------------
                                                     427,989          482,243

          Less accumulated depreciation             (120,981)        (139,360)
                                                   ----------------------------
                                                   $ 307,008        $ 342,883
                                                   ============================

4.   A summary of other assets is as follows:

                                                   September 27,      March 28,
                                                       1998             1999
                                                   ----------------------------
          Goodwill, net                            $   72,973       $   99,884
          Investment in joint venture                   1,441            6,208
          Consulting and non-competition
                agreements, net                           579              419
          Other, net                                    3,586            3,608
                                                   ----------------------------
                                                   $   78,579       $  110,119
                                                   ============================

5.   A summary of long-term debt is as follows:

                                                   September 27,      March 28,
                                                       1998             1999
                                                   ----------------------------
          Credit facility                          $  232,993       $  305,000
          Other financing arrangements                 10,848           18,668
                                                   ----------------------------
                                                      243,841          323,668

          Less current portion of long-term debt        6,316            8,364
                                                   ----------------------------
                                                   $  237,525       $  315,304
                                                   ============================

6.   Earnings per share ("EPS")

                                                           Quarter Ended March 29, 1998
                                                --------------------------------------------------
                                                     Income             Shares         Per Share
                                                   (numerator)       (denominator)       Amount
                                                --------------------------------------------------
EPS - basic:
Income available to
     common stockholders                           $  8,404           17,803,366        $  0.47
                                                                                        -------
Effect of dilutive common
     shares:
Weighted average stock options
outstanding                                                              771,150
Less:
Stock options - assumed buyback /(1)/                                   (523,163)
Stock options - antidilutive /(2)/                                            --
                                                  ------------------------------------------------
EPS - diluted                                      $  8,404           18,051,353        $  0.47
                                                  ================================================

                                                          Six Months Ended March 29, 1998
                                                  ------------------------------------------------
                                                     Income             Shares         Per Share
                                                   (numerator)       (denominator)       amount
                                                  ------------------------------------------------
EPS - basic:
Income available to
     common stockholders                           $  13,523          17,792,346        $  0.76
                                                                                        -------
Effect of dilutive common
     shares:
Weighted average stock options outstanding
                                                                         704,785
Less:
Stock options - assumed buyback /(1)/                                   (465,993)
Stock options - antidilutive /(2)/                                            --
                                                  ------------------------------------------------
EPS - diluted                                      $  13,523          18,031,138        $  0.75
                                                  ================================================

                                                           Quarter Ended March 28, 1999
                                              ----------------------------------------------------
                                                     Income             Shares         Per Share
                                                   (numerator)       (denominator)       Amount
                                              ----------------------------------------------------
EPS - basic:
Income available to
     common stockholders                          $   6,558            17,889,113         $   0.37
                                                                                          --------
Effect of dilutive common
     shares:
Weighted average stock options outstanding
                                                                          714,638
Less:
Stock options - assumed buyback /(1)/                                    (156,659)
Stock options - antidilutive /(2)/                                       (502,000)
                                              ----------------------------------------------------
EPS - diluted                                     $   6,558            17,945,092         $   0.37
                                              ====================================================

                                                         Six Months Ended March 28, 1999
                                                --------------------------------------------------
                                                     Income             Shares         Per Share
                                                   (numerator)       (denominator)       Amount
                                              ----------------------------------------------------
EPS - basic:
Income available to
     common stockholders                          $  10,152            17,889,113         $   0.57
                                                                                          --------
Effect of dilutive common
     shares:
Weighted average stock options
outstanding                                                               714,638
Less:
Stock options - assumed buyback /(1)/                                    (158,976)
Stock options - antidilutive /(2)/                                       (502,000)
                                              ------------------------------------------------------
EPS - diluted                                     $  10,152            17,942,775         $   0.57
                                              ======================================================

(1) The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common market share price during the period. The average common market share prices used in the above calculations were $18.90 and $11.11 for the three month periods and $18.48 and $10.95 for the six month periods ended March 29, 1998 and March 28, 1999, respectively.

(2) Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive.

7. Effective November 17, 1998, the Company completed the purchase of the outstanding stock of Custom Products Corporation ("Custom") of Milwaukee, Wisconsin, for approximately $35,719 in cash. In addition, the agreement provides for contingent payments equal to five times the amount by which the average annual net earnings of Custom before all interest, income taxes, and franchise taxes during the three year period from October 1, 1998 through September 29, 2001 exceeds $9,500. Earnings shall be computed in accordance with generally accepted accounting principles on a pre-acquisition basis, and the aggregate amount of contingent payments shall not exceed $16,500. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Custom based on their estimated fair values at the date of acquisition. Custom is a machiner of cast and forged metal products, primarily for the diesel engine, construction equipment, farm implement and automotive markets. Custom's revenues for its 1998 fiscal year were approximately $75,000. Custom has approximately 650 employees.

     The estimated fair values of assets acquired and liabilities assumed are as follows:

          Accounts receivable, net                     $   11,127
          Inventories                                       3,800
          Other current assets                              6,233
          Property, plant and equipment                    27,942
          Intangible assets and other                      30,302
          Deferred income tax asset                           800
          Accounts payable and accrued expenses           (17,839)
          Deferred income taxes                            (1,743)
          Long-term debt                                  (24,903)
                                                       ----------
               Purchase Price                          $   35,719
                                                       ==========

8. Effective December 28, 1998, the Company acquired all of the stock of CT-South, Inc. of Marion, Alabama, for a purchase price of approximately $14,844 in cash. Following the acquisition, CT-South was merged into Citation Castings, Inc., and is now doing business under the name Citation Marion ("Marion"). The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Marion based on their estimated fair values at the date of acquisition. Marion is a producer of ductile iron thin-walled manifolds primarily for the passenger car and light truck markets, and it had revenues for its most recent fiscal year of approximately $30,000. Marion has approximately 400 employees.

     The estimated fair values of assets acquired and liabilities assumed are as follows:

          Accounts receivable, net                    $   3,724
          Inventories                                     3,501
          Other current assets                               18
          Property, plant and equipment                   4,326
          Deferred income tax asset                      10,523
          Accounts payable and accrued expenses          (3,527)
          Deferred income taxes                          (3,500)
          Long-term debt                                   (221)
                                                      ---------
              Purchase Price                          $  14,844
                                                      =========

9. The following unaudited pro forma summary for the six months ended March 29, 1998 combines the results of operations of the Company with the fiscal year 1998 acquisitions of Camden Casting, Dycast, and Citation Precision and fiscal year 1999 acquisitions of Custom and Marion as if all of the acquisitions had occurred at the beginning of the 1998 fiscal year. For the six months ended March 28, 1999, the pro forma summary presents the results of operations of the Company as if the acquisitions of Custom and Marion had occurred at the beginning of the 1999 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of either fiscal years 1998 or 1999, or of results which may occur in the future.

     Pro forma interim condensed consolidated statements of income are as follows:

                                                                   Six Months Ended
                                                         ------------------------------------
                                                             March 29,          March 28,
                                                               1998               1999
                                                         ------------------------------------
Sales                                                      $   437,601        $   416,372

Operating income                                           $    31,722        $    26,933

Income before provision for income taxes                   $    20,057        $    15,452

Pro forma net income                                       $    12,235        $     9,271

Weighted average shares outstanding - basic (Note 6)        17,792,346         17,889,113

Pro forma earnings per common share - basic                $      0.69        $      0.52

Weighted average shares outstanding - diluted (Note 6)      18,031,138         17,942,775

Pro forma earnings per common share - diluted              $      0.68        $      0.52

10. On October 23, 1998, the Company made distributions aggregating $466 to Citation's former S corporation stockholders as a consequence of an Internal Revenue Service audit of the 1993 and 1994 tax years (prior to the Company's 1994 initial public offering), which resulted in an increase to the Company's taxable income for those years. This distribution was made in accordance with the terms of the 1994 Tax Indemnification Agreement between the Company and its former S corporation stockholders, by which the Company and the former S corporation stockholders agreed to indemnify each other for subsequent determinations of income tax liability or increased earnings, respectively, attributable to fiscal periods prior to termination of the S corporation status.

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

QUARTER ENDED MARCH 28, 1999 COMPARED TO THE QUARTER ENDED MARCH 29, 1998

Sales. Sales increased 10.5%, or $20.3 million, to $213.4 million in the second quarter of fiscal 1999, from $193.1 million in the comparable quarter of fiscal 1998. The increase includes $36.3 million attributable to the acquisitions of Custom and Marion during the current year, and Citation Precision, which was acquired in April 1998 (collectively the "Acquisitions"), offset by a 8.3% decrease or $16.0 million in reduced revenues from the Company's existing operations. The Company's Industrial Iron and Industrial Steel Groups had reduced sales of 21.1% or $21.6 million from existing units due to a reduction in orders, principally from customers in the construction equipment, mining equipment, farm implement, and/or oil tool industries. Sales by the Company's existing units in its Automotive Group increased 7.8% or $6.5 million, principally due to new business.

Gross Profit. Gross profit increased $1.2 million or 3.5% to $35.3 million in the second quarter of fiscal 1999, from $34.1 million in the comparable quarter of fiscal 1998. The gross profit margin declined to 16.5% in the second quarter of fiscal 1999 from 17.7% in the comparable quarter of fiscal 1998. The gross margin for the Acquisitions in the second quarter of fiscal 1999 was 20.0%. The gross margin for existing units in the second quarter of fiscal 1999 was 15.8%, down from 17.7% in the comparable quarter of fiscal 1998 principally due to reduced sales in the Company's Industrial Iron and Industrial Steel Groups.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SGA") increased 12.9% or $2.1 million to $18.7 million in the second quarter of fiscal 1999 from $16.6 million in the comparable quarter of fiscal 1998. SGA costs as a percentage of sales increased to 8.8% in the second quarter of fiscal 1999 versus 8.6% in the comparable quarter of fiscal 1998. SGA costs attributable to the Acquisitions was $3.2 million for the second quarter of fiscal 1999. SGA costs at existing units was $15.5 million in the second quarter of fiscal 1999 versus $16.6 million in the comparable quarter of fiscal 1998.

Operating Income. Operating income decreased $1.0 million or 5.3% to $16.5 million in the second quarter of fiscal 1999 from $17.5 million in the comparable quarter of fiscal 1998. The overall operating margin decreased to 7.8% in the second quarter as compared to 9.1% in the second quarter of the previous year. The operating margin attributable to Acquisitions was 11.2% for the quarter while the margin for the existing units in the same period was 7.0%.

Interest Expense. Interest expense for the second quarter of fiscal 1999 increased to $5.6 million from $3.7 million in the comparable quarter of fiscal 1998, an increase of $1.9 million. The increase reflects primarily the cost of financing the Acquisitions.

SIX MONTHS ENDED MARCH 28, 1999 COMPARED TO THE SIX MONTHS ENDED MARCH 29, 1998

Sales. Sales increased 9.6%, or $34.9 million, to $398.2 million for the first six months of fiscal 1999 from $363.3 million in the comparable prior year period. The increase includes $59.8 million attributable to the incremental sales of Custom, Marion, Citation Precision, Dycast, and Camden (collectively the "Acquisitions"), offset by an 6.8% decrease or $24.8 million in reduced revenues from the Company's existing operations. The Company's Industrial Iron and Industrial Steel Groups had reduced sales of 18% or $35.9 million from existing units due to a reduction in orders, principally from customers in the construction equipment, mining equipment, farm implement, and/or oil tool industries. Sales by the Company's existing units in its Automotive Group increased 7.5% or $11.3 million, principally due to new business.

Gross Profit. Gross profit increased $0.9 million or 1.4% to $62.0 million for first the six months of fiscal 1999, from $61.1 million in the comparable prior year period. The gross profit margin declined to 15.6% for the first six months of fiscal 1999 from 16.8% in the comparable prior year period. The gross margin for the Acquisitions included in the first six months of fiscal 1999 was 16.8%. The gross margin for existing units decreased to 15.4% in the first six months of fiscal 1999 down from 16.8% in the comparable prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SGA") increased 8.7% or $2.8 million to $34.8 million in the first six months of fiscal 1999 from $32.0 million in the comparable prior year period. SGA costs as a percentage of sales decreased to 8.7% in the first six months of fiscal 1999 versus 8.8% in the comparable prior year period. SGA costs attributable to the Acquisitions was $5.5 million in the first six months of fiscal 1999. SGA costs at existing units was $29.2 million in the first six months of fiscal 1999 versus $32.0 million in the comparable prior year period.

Operating Income. Operating income decreased 6.6%, or $1.9 million, to $27.2 million during the first six months of fiscal 1999 from $29.1 million in the comparable prior year period. The overall operating margin decreased to 6.8% in the first six months of fiscal 1999 from 8.0% in the comparable prior year period. The operating margin attributable to Acquisitions was 7.5% for the first six months of fiscal 1999 while the margin for the existing units in the same period was 6.7%.

Interest Expense. Interest expense for the first six months of fiscal 1999 increased to $10.3 million from $6.9 million in the comparable prior year period, an increase of $3.4 million. The increase primarily reflects the cost of financing the Acquisitions.

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

As of September 27, 1998, the Company had a $300,000 revolving credit facility with a consortium of banks, led by the First National Bank of Chicago-NBD ("First Chicago-NBD") to be used for working capital purposes and to fund future acquisitions. On November 3, 1998, the Company's credit facility was increased from $300,000 to $400,000. The facility consists of a swing line of credit up to $15,000 bearing interest at prime and revolving credit borrowings which bear interest at LIBOR plus .625% to LIBOR plus 1.50% based upon the Company's ratio of debt to its cash flow, measured by earnings before interest and taxes plus depreciation and amortization (EBITDA). At September 27, 1998 and March 28, 1999, the Company was able to borrow at LIBOR plus 1% and LIBOR plus 1.25%, respectively. The facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .20% to .50% based upon the Company's ratio of debt to EBITDA. At September 27, 1998 and March 28, 1999, the Company's unused commitment fee rate was .25%. The facility is collateralized by the stock of the Company's subsidiaries and expires on October 15, 2001. At September 27, 1998 and March 28, 1999, the total outstanding balance under this credit facility was $232,993 and $305,000, respectively.

As of September 27, 1998, the Company had $2,993 outstanding under the swing line of credit at the prime rate of 8.5%. The remaining $230,000 outstanding under the credit facility at September 27, 1998 related to four revolving loans. The Company had one loan at $150,000 at an interest rate of 6.60%, which was repriced on October 14, 1998, November 12, 1998, and December 10, 1998 at interest rates of 6.42%, 6.30% and 6.13%, respectively. This loan will reprice again on June 10, 1999. The remaining $80,000 outstanding under the credit facility at September 27, 1998 consists of one $40,000 and two $20,000 five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements have fixed interest rates plus a margin of .625% to 1.50%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates, including margins, were 7.91% and 8.09% on the two $20,000 swap agreements and 7.85% on the $40,000 swap agreement at September 27, 1998.

As of March 28, 1999, the Company had no amounts outstanding under the swing line of credit. The $305,000 outstanding under the credit facility at March 28, 1999 related to five revolving loans. The Company had $150,000, $50,000, $20,000, and $5,000 outstanding under these loans at interest rates of 6.38%, 6.30%, 6.22% and 6.22%, respectively, which reprice on June 10, 1999, June 15, 1999, April 26, 1999, and March 29, 1999, respectively. The remaining $80,000 outstanding under the credit facility at March 28, 1999 consists of one $40,000 and two $20,000 five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements have fixed interest rates plus a margin of .625% to 1.50%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates, including margins, were 8.34% and 8.16% on the two $20,000 swap agreements and 8.10% on the $40,000 swap agreement at March 28, 1999. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company mitigates credit risk by dealing with only financially sound banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leverage financial instruments.

The Company is exposed to interest rate risk primarily through its borrowing activities. The majority of the Company's borrowings are under variable rate instruments. However, the Company uses interest rate swaps to help manage its exposure to interest rate movements and reduce borrowing costs.

Refer to the Liquidity and Capital Resources section in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

RECENTLY ISSUED ACCOUNTING STANDARDS

Note 1 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recently issued accounting standards.

ACQUISITIONS

Notes 7 and 8 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describe the recent acquisitions of Custom and Marion.

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

                           _________________________

                          PART II: OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Registrant's regular Annual Meeting of Shareholders was held on February 16, 1999. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act.

          (b) There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement, and all such nominees were elected.

          (c) At the annual meeting, the matters considered and voted upon, and the number of votes cast, are as follows:

          (i)   Election of directors:

                                              Votes            Votes
                     Name                      For      Withheld/Abstaining
                ------------------          ----------  -------------------
                George N. Booth             15,926,656         11,368
                A. Derrill Crowe            15,924,006         14,018
                William W. Featheringill    15,926,656         11,368
                T. Morris Hackney           15,925,456         12,568
                Frank B. Kelso, II          15,923,331         14,693
                Van L. Richey               15,824,856        113,168
                Frederick F. Sommer         15,923,926         14,098
                R. Conner Warren            15,925,426         12,598

          (ii) Amendment to Employee Stock Purchase Plan authorizing purchase of an additional 500,000 shares.

                                              Votes       Votes      Votes
                                               For       Against   Abstaining
                                           ----------    -------   ----------
                                           15,337,668    557,177     38,579

          (iii) Ratification of independent auditors:


                                              Votes       Votes      Votes
                                               For       Against   Abstaining
                                           ----------    -------   ----------
                                           15,916,883      4,491     12,050

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 10.2(aa) -  Third Amendment to Second Amended and
                                   Restated Credit Agreement, dated as of March
                                   31, 1999 - Page 21

               Exhibit 27 -        Financial Data Schedule, submitted to the
                                   Securities and Exchange Commission in
                                   electronic format

          (b)  Reports on Form 8-K:

                    There were no reports on Form 8-K filed during the quarter ended March 28, 1999

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:                         CITATION CORPORATION


May 10, 1999                  /s/ Frederick F. Sommer
                              --------------------------------------------------
                              FREDERICK F. SOMMER
                              President and Chief Executive Officer



May 10, 1999                  /s/   Thomas W. Burleson
                              --------------------------------------------------
                              THOMAS W. BURLESON
                              Vice President-Finance and Chief Financial Officer
                              (Principal Financial and Accounting Officer)