Form 10-Q
period 1999-06-27
CITATION CORP /AL/
filed 1999-07-27
CIK 924648

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the quarterly period ended June 27, 1999
                                                --------------

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

                         ____________________________

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X       No _______
                              -------

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

           Class                             Outstanding at July 23, 1999
----------------------------                 ----------------------------
Common Stock, $.01 Par Value                           17,877,739

     INDEX

                                                                        Page No.
                                                                        --------
PART I:   FINANCIAL INFORMATION

     ITEM 1:   Financial Statements.........................................   1

               Interim Condensed Consolidated Balance Sheets................   2

               Interim Condensed Consolidated Statements of Income..........   3

               Interim Condensed Consolidated Statements of Cash Flows......   4

               Notes to Interim Condensed Consolidated Financial Statements.   5

     ITEM 2:   Management's Discussion and Analysis of Financial  Condition
               and Results of Operations....................................  13

PART II:  OTHER INFORMATION


     ITEM 6:   Exhibits and Reports on Form 8-K.............................  20

     SIGNATURES.............................................................  21

PART I:   FINANCIAL INFORMATION


ITEM I:   FINANCIAL STATEMENTS

     The financial statements listed below are included on the following pages of this Report on Form 10-Q (unaudited):

          Interim Condensed Consolidated Balance Sheets at September 27, 1998 and June 27, 1999.

          Interim Condensed Consolidated Statements of Income for the three months and nine months ended June 28, 1998 and June 27, 1999.

          Interim Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 1998 and June 27, 1999.

          Notes to Interim Condensed Consolidated Financial Statements.



              __________________________________________________


             [the remainder of this page intentionally left blank]

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share and per share data)

                                                          September 27,              June 27,
                                                              1998                     1999
                                                        ---------------          --------------
ASSETS                                                                             (unaudited)
Current assets:
     Cash and cash equivalents                          $         2,322          $        2,080
     Accounts receivable, net                                   103,152                 117,989
     Inventories                                                 56,353                  58,781
     Deferred income taxes, prepaid expenses
          and other current assets                               21,851                  33,719
                                                        ---------------          --------------
                Total current assets                            183,678                 212,569
Property, plant and equipment, net                              307,008                 339,872
Intangible assets, net of accumulated amortization               72,973                 109,593
Other assets                                                      5,606                  16,696
                                                        ---------------          --------------
                                                        $       569,265          $      678,730
                                                        ===============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Cash overdraft                                     $         5,304          $        3,480
     Current portion of long-term debt                            6,316                   3,936
     Accounts payable                                            46,802                  54,396
     Accrued expenses and other current liabilities              40,634                  51,513
                                                        ---------------          --------------
               Total current liabilities                         99,056                 113,325

Long-term debt, net of current portion                          237,525                 315,415
Deferred income taxes and other long-term liabilities            46,650                  50,086
                                                        ---------------          --------------
                Total liabilities                               383,231                 478,826
                                                        ---------------          --------------

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000
          shares authorized, none issued and
          outstanding                                                --                      --
     Common stock, $0.01 par value; 30,000,000
          shares authorized, 17,932,402 and 17,937,402
          shares issued, and 17,889,113 and 17,877,739
          shares outstanding at September 27, 1998                  179                     179
          and June 27, 1999, respectively
Additional paid-in capital                                      107,844                 107,304
Retained earnings                                                78,011                  92,421
                                                        ---------------          --------------
                Total stockholders' equity                      186,034                 199,904
                                                        ---------------          --------------
                                                        $       569,265          $      678,730
                                                        ===============          ==============

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except share and per share data)

                                           For the Three Months Ended                  For the Three Months Ended
                                      ------------------------------------        ------------------------------------
                                         June 28,             June 27,               June 28,               June 27,
                                           1998                 1999                   1998                   1999
                                      ---------------      ---------------        ---------------      ---------------
                                       ( unaudited )        ( unaudited )          ( unaudited )        ( unaudited )
Net sales                             $      196,446       $      214,715         $      559,760       $      613,446

Cost of sales                                160,481              181,341                462,707              518,111
                                      ---------------      ---------------        ---------------      ---------------
     Gross profit                             35,965               33,374                 97,053               95,335


Selling, general and
   administrative expenses                    15,944               18,190                 47,938               52,974
                                      ---------------      ---------------        ---------------      ---------------

       Operating income                       20,021               15,184                 49,115               42,361

Interest expense, net                          4,115                5,495                 11,040               15,752
Loss on sale of division                           -                1,815                      -                1,815
                                      ---------------      ---------------        ---------------      ---------------

       Income before provision
           for income taxes                   15,906                7,874                 38,075               24,794

Provision for income taxes                     6,203                3,150                 14,849                9,918
                                      ---------------      ---------------        ---------------      ---------------

       Net income                     $        9,703       $        4,724         $       23,226       $       14,876
                                      ===============      ===============        ===============      ===============

Earnings per share-basic (Note 6)     $         0.54       $         0.26         $         1.30       $         0.83
                                      ===============      ===============        ===============      ===============
Weighted average shares
   outstanding-basic (Note 6)             17,880,558           17,877,534             17,821,750           17,885,253
                                      ===============      ===============        ===============      ===============

Earnings per share-diluted (Note 6)   $         0.54       $         0.26         $         1.29       $         0.83
                                      ===============      ===============        ===============      ===============
Weighted average shares
   outstanding-diluted (Note 6)           18,123,034           17,960,850             18,066,793           17,947,728
                                      ===============      ===============        ===============      ===============

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                                   For the Nine Months Ended
                                                                            -----------------------------------------
                                                                               June 28,                 June 27,
                                                                                 1998                     1999
                                                                            ----------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         (unaudited)              (unaudited)
Net income                                                                  $        23,226          $        14,876
                                                                            ----------------         ----------------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for losses on receivables                                                812                      564
     Depreciation                                                                    23,217                   28,714
     Amortization                                                                     3,082                    4,604
     Loss on sale of division                                                             -                    1,815
     Changes in operating assets and liabilities, net:
          Accounts receivable                                                        (7,468)                  (2,346)
          Inventories                                                                (1,659)                   3,150
          Prepaid expenses and other assets                                          (1,205)                   2,070
          Accounts payable                                                           (6,115)                  (1,243)
          Accrued expenses and other liabilities                                         26                    3,122
                                                                            ----------------         ----------------
               Total adjustments                                                     10,690                   40,450
                                                                            ----------------         ----------------
               Net cash provided by operating activities                             33,916                   55,326
                                                                            ----------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment expenditures - net                               (37,378)                 (31,591)
     Investment in joint venture                                                          -                   (8,651)
     Cash paid for acquisitions                                                     (57,006)                 (61,780)
                                                                            ----------------         ----------------
               Net cash used in investing activities                                (94,384)                (102,022)
                                                                            ----------------         ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                                   5,993                   (3,213)
     Repayments of acquired debt                                                     (2,621)                 (12,670)
     Distributions to former S-corp shareholders (Note 12)                                -                     (466)
     Change in credit facility and other financing
          arrangements, net                                                          56,719                   63,343
     Change in paid-in-capital                                                          608                     (540)
                                                                            ----------------         ----------------
              Net cash provided by financing activities                              60,699                   46,454
                                                                             ---------------         ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    231                     (242)
              Cash and cash equivalents, beginning of period                          2,645                    2,322
                                                                            ----------------         ----------------
              Cash and cash equivalents, end of period                      $         2,876          $         2,080
                                                                            ================         ================

See notes to interim condensed consolidated financial statements.

CITATION CORPORATION
NOTES TO INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share and per share data)

1. The condensed consolidated balance sheet of Citation Corporation (the "Company") at September 27, 1998 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP"). The interim condensed consolidated financial statements at June 27, 1999 and for the three and nine months ended June 27, 1999 and June 28, 1998 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. Certain minor reclassifications have been made in the previous year's financial statements in order to conform them to current year classifications. These financial statements should be read in conjunction with the Company's 1998 annual report on SEC Form 10-K.

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

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. SFAS No. 133, as amended by SFAS No. 137, Deferral of the effective Date of FAS 133, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. The Company has not yet determined the effect, if any, of the adoption of SFAS No. 133 on its results of operations, financial position or liquidity.

2.   A summary of inventories is as follows:

                                                September 27,       June 27,
                                                     1998             1999
                                               ------------------------------
          Raw materials                         $      10,210   $      9,118
          Supplies and containers                      14,052         16,377
          Work in process and finished goods           32,091         33,286
                                               ------------------------------

                                                $      56,353   $     58,781
                                               ==============================

3. A summary of major classes of property, plant and equipment and accumulated depreciation is as follows:


                                                                    September 27,        June 27,
                                                                        1998               1999
                                                                ------------------------------------
          Land and improvements                                          $  12,454         $  14,652
          Buildings                                                         59,509            66,786
          Plant equipment                                                  319,092           357,135
          Office equipment                                                  14,258            18,140
          Transportation equipment                                          12,753            12,853
          Construction in progress                                           9,923            18,086
                                                                ------------------------------------
                                                                           427,989           487,652
          Less accumulated depreciation                                   (120,981)         (147,780
                                                                ------------------------------------
                                                                         $ 307,008         $ 339,872
                                                                ====================================

4.   A summary of other assets is as follows:

                                                                   September 27,       June 27,
                                                                        1998             1999
                                                                -----------------------------------
          Investment in joint venture                                       $1,441          $10,090
          Consulting and non-competition
                agreements, net                                                579              338
          Other, net                                                         3,586            6,268
                                                                -----------------------------------
                                                                            $5,606          $16,696
                                                                ===================================

5.   A summary of long-term debt is as follows:

                                                                   September 27,       June 27,
                                                                        1998             1999
                                                                -----------------------------------
          Credit facility                                                 $232,993         $306,954
          Other financing arrangements                                      10,848           12,397
                                                                -----------------------------------
                                                                           243,841          319,351
          Less current portion of long-term debt                             6,316            3,936
                                                                -----------------------------------
                                                                          $237,525         $315,415
                                                                ===================================

6.   Earnings per share ("EPS")

                                                                Quarter Ended June 28, 1998
                                                   ----------------------------------------------------
                                                          Income             Shares         Per Share
                                                        (numerator)       (denominator)       Amount
                                                   ----------------------------------------------------
     EPS - basic:
     Income available to
          common stockholders                                  $9,703         17,880,558          $0.54
                                                                                            -----------
     Effect of dilutive common
          shares:
     Weighted average stock options outstanding                                  705,561
     Less:
     Stock options - assumed buyback /(1)/                                      (463,085)
     Stock options - antidilutive /(2)/                                               --
                                                   ----------------------------------------------------
     EPS - diluted                                             $9,703         18,123,034          $0.54
                                                   ====================================================

                                                              Nine Months Ended June 28, 1998
                                                   ----------------------------------------------------
                                                          Income             Shares         Per Share
                                                        (numerator)       (denominator)       amount
                                                   ----------------------------------------------------
     EPS - basic:
     Income available to
          common stockholders                                 $23,226         17,821,750          $1.30
                                                                                            -----------
     Effect of dilutive common
          shares:
     Weighted average stock options outstanding                                  708,374
     Less:
     Stock options - assumed buyback /(1)/                                      (451,335)
     Stock options - antidilutive /(2)/                                          (11,996)
                                                   ----------------------------------------------------
     EPS - diluted                                            $23,226         18,066,793          $1.29
                                                   ====================================================

                                                                Quarter Ended June 27, 1999
                                                   ----------------------------------------------------

                                                          Income             Shares         Per Share
                                                        (numerator)       (denominator)       Amount
                                                   ----------------------------------------------------
     EPS - basic:
     Income available to
          common stockholders                                  $4,724         17,877,534          $0.26
     Effect of dilutive common
          shares:
     Weighted average stock options outstanding                                  710,023
     Less:
     Stock options - assumed buyback /(1)/                                      (224,707)
     Stock options - antidilutive /(2)/                                         (402,000)
                                                   ----------------------------------------------------
     EPS - diluted                                             $4,724         17,960,850          $0.26
                                                   ====================================================

                                                     --------------------------------------------------
                                                              Nine Months Ended June 27, 1999
                                                     --------------------------------------------------
                                                          Income             Shares         Per Share
                                                        (numerator)       (denominator)       Amount
                                                   ----------------------------------------------------
     EPS - basic:
     Income available to
          common stockholders                                 $14,876         17,885,253          $0.83
     Effect of dilutive common
          shares:
     Weighted average stock options outstanding                                  713,100
     Less:
     Stock options - assumed buyback /(1)/                                      (148,625)
     Stock options - antidilutive /(2)/                                         (502,000)
                                                   ----------------------------------------------------
     EPS - diluted                                            $14,876         17,947,728          $0.83
                                                   ====================================================

     (1) The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common market share price during the period. The average common market share prices used in the above calculations were $20.45 and $12.95 for the three month periods and $19.09 and $11.63 for the nine month periods ended June 28, 1998 and June 27, 1999, respectively.

     (2) Stock options to purchase shares of common stock at prices greater than the average market price of the common shares during that period are considered antidilutive.

7. On June 24, 1999, Citation and RSJ Acquisition Co. entered into a definitive agreement and plan of merger and recapitalization. RSJ Acquisition Co. is a corporation formed by Kelso & Company (Kelso), a private investment firm.

     Under the merger agreement, RSJ Acquisition Co. will merge with and into Citation and Citation will be the surviving corporation. Each share of common stock issued and outstanding will be converted into the right to receive, at the election of the stockholder, either $18.10 in cash or one share of common stock of Citation as the surviving corporation, subject to proration designed to ensure approximately 790,000 Citation shares (approximately 4.4% of the presently outstanding shares) are retained by the existing stockholders of Citation. RSJ Acquisition Co., Kelso and Kelso affiliates will invest approximately $190,000 in equity in connection with the transaction. Additionally, approximately $465,000 million in financing will be obtained to fund the purchase of stock and to repay existing indebtedness.

     The agreement has been approved by Citation's board of directors but is subject to shareholder approval and the availability of financing to complete the transaction, as well as a number of other conditions.

8. Effective November 17, 1998, the Company completed the purchase of the outstanding stock of Custom Products Corporation ("Custom") of Milwaukee, Wisconsin, for approximately $35,719 in cash. In addition, the agreement provides for contingent payments equal to five times the amount by which the average annual net earnings of Custom before all interest, income taxes, and franchise taxes during the three year period from October 1, 1998 through September 29, 2001 exceeds $9,500. Earnings shall be computed in accordance with generally accepted accounting principles on a pre-acquisition basis, and the aggregate amount of contingent payments shall not exceed $16,500. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Custom based on their estimated fair values at the date of acquisition. Custom is a machiner of cast and forged metal products, primarily for the diesel engine, construction equipment, farm implement and automotive markets. Custom's revenues for its 1998 fiscal year were approximately $75,000. Custom has approximately 650 employees.

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
                                                       ==========

9. Effective December 28, 1998, the Company acquired all of the stock of CT-South, Inc. of Marion, Alabama, for a purchase price of approximately $14,844 in cash. Following the acquisition, the name of CT-South was changed to Citation Marion, Inc. Citation Marion, Inc. was merged into Citation Castings, Inc. and is now doing business under the name Citation Marion ("Marion"). The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Marion based on their estimated fair values at the date of acquisition. Marion is a producer of ductile iron thin-walled exhaust manifolds primarily for the passenger car and light truck markets, and it had revenues for its most recent fiscal year of approximately $30,000. Marion has approximately 400 employees.

     The estimated fair values of assets acquired and liabilities assumed are as follows:

          Accounts receivable, net                          $ 3,724
          Inventories                                         3,501
          Other current assets                                   18
          Property, plant and equipment                       4,326
          Deferred income tax asset                          10,523
          Accounts payable and accrued expenses              (3,527)
          Deferred income taxes                              (3,500)
          Long-term debt                                       (221)
                                                          ---------
               Purchase price                               $14,844
                                                          =========

10. In conjunction with the Company's acquisition of Interstate Forging Industries, Inc. ("Interstate") during October 1996, the purchase agreement requires the Company to make additional contingent payments equal to five times the amount by which the average annual net earnings of Interstate before all interest, income taxes, and franchise taxes during the three-year period from January 1, 1996 through December 31, 1998 exceeds $10,000, computed in accordance with generally accepted accounting principles on a pre-merger basis. Any additional payments made, as the contingencies are resolved, will be accounted for as additional costs of acquired assets and amortized over the remaining life of the assets. During the third quarter of fiscal 1999, the Company distributed $11,217 to the previous stockholders of Interstate representing a portion of the Company's contingent payment for calendar year 1998 as required by the purchase agreement. During fiscal 1998 and 1997, the Company distributed $7,227 and $2,542, respectively, in contingent payments under the purchase agreement for calendar years 1997 and 1996, respectively. These payments have been included in the calculation of the cash paid for the Interstate acquisition of $69,649. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Interstate based on their estimated fair values at the date of acquisition.

     The estimated fair values of assets acquired and liabilities assumed are summarized as follows:

              Accounts receivable, net                 $ 15,161
              Inventories                                12,946
              Other current assets                        3,014
              Property, plant and equipment              78,353
              Intangible assets and other                18,560
              Accounts payable and accrued expenses     (18,675)
              Deferred income taxes                     (17,046)
              Long-term debt                            (22,664)
                                                       --------

           Purchase price                              $ 69,649
                                                       ========

11. The following unaudited pro forma summary for the nine months ended June 28, 1998 combines the results of operations of the Company with the fiscal year 1998 acquisitions of Camden Casting, Dycast, and Citation Precision, fiscal year 1999 acquisitions of Custom and Marion and the fiscal year 1999 disposition of Oberdorfer Industries Corporation ("Oberdorfer") as if all had occurred at the beginning of the 1998 fiscal year. For the nine months ended June 27, 1999, the pro forma summary presents the results of operations of the Company as if the acquisitions of Custom and Marion and the disposition of Oberdorfer had occurred at the beginning of the 1999 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of either fiscal years 1998 or 1999, or of results which may occur in the future.

     Pro forma interim condensed consolidated statements of income are as follows:

                                                                          Nine Months Ended
                                                               --------------------------------------
                                                                     June 28,           June 27,
                                                                       1998               1999
                                                               --------------------------------------
     Sales                                                             $   624,774        $   622,662
     Operating income                                                  $    56,668        $    44,172
     Income before provision for income taxes                          $    39,950        $    26,978
     Net income                                                        $    24,369        $    16,187
     Weighted average shares outstanding - basic (Note 6)               17,821,750         17,885,253
     Earnings per common share - basic                                 $      1.37        $      0.90
     Weighted average shares outstanding - diluted (Note 6)             18,066,793         17,947,728
     Earnings per common share - diluted                               $      1.35        $      0.90

12. On October 23, 1998, the Company made distributions aggregating $466 to Citation's former S corporation stockholders as a consequence of an Internal Revenue Service audit of the 1993 and 1994 tax years (prior to the Company's 1994 initial public offering), which resulted in an increase to the Company's taxable income for those years. This distribution was made in accordance with the terms of the 1994 Tax Indemnification Agreement between the Company and its former S corporation stockholders, by which the Company and the former S corporation stockholders agreed to indemnify each other for subsequent determinations of income tax liability or increased earnings, respectively, attributable to fiscal periods prior to termination of the S corporation status.

13. On June 16, 1999, Citation completed the sale of Oberdorfer and recorded a pretax loss of $1,815 in the consolidated statement of income for the three and nine months ended June 27, 1999. Citation received proceeds of $3,453, which included $1,000 in cash, a note receivable of $953 discounted at an interest rate of 9% and payable in twenty quarterly installments commencing on October 1, 2001, and membership interests in the purchaser (a limited liability company) of $1,500. The note receivable and LLC membership interests are included in Other Assets at June 27, 1999.

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

In addition, a significant element of uncertainty is occasioned by the Company's recent announcement of the execution of a definitive merger agreement with RSJ Acquisition Co. Statements in this Form 10-Q concerning the proposed merger, as well as virtually all facets of the Company's operations, are subject to the numerous uncertainties associated with the successful closing of the proposed transaction with RSJ Acquisition Co., and the risks associated with acquisitions generally.

Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports and other filings with the Securities and Exchange Commission.

Quarter ended June 27, 1999 compared to the quarter ended June 28, 1998

Sales. Sales increased 9.3%, or $18.3 million, to $214.7 million in the third quarter of fiscal 1999, from $196.4 million in the comparable quarter of fiscal 1998. The increase includes $30.9 million attributable to the acquisitions of Custom and Marion during the current year (collectively the "Acquisitions"), offset by a 6.4% decrease or $12.6 million in reduced revenues from the Company's existing operations. The Company's Industrial Iron and Industrial Steel Groups had reduced sales of 24.3% or $24.2 million from existing units due to a reduction in orders, principally from customers in the construction equipment, mining equipment, farm implement, and/or oil tool industries. This also includes approximately $1.2 million in reduced sales at the Company's Mansfield, Ohio facility due to a five week strike that was settled in June 1999. Sales by the Company's existing units in its Automotive Group increased 13.2% or $11.0 million, principally due to new business.

Gross Profit. Gross profit decreased $2.6 million or 7.2% to $33.4 million in the third quarter of fiscal 1999, from $36.0 million in the comparable quarter of fiscal 1998. The gross profit margin declined to 15.5% in the third quarter of fiscal 1999 from 18.3% in the comparable quarter of fiscal 1998. The gross margin for the Acquisitions in the third quarter of fiscal 1999 was 16.1%. The gross margin for existing units in the third quarter of fiscal 1999 was 15.5%, down from 18.3% in the comparable quarter of fiscal 1998 principally due to reduced sales in the Company's Industrial Iron and Industrial Steel Groups.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SGA") increased 14.0% or $2.3 million to $18.2 million in the third quarter of fiscal 1999 from $15.9 million in the comparable quarter of fiscal 1998. SGA costs as a percentage of sales increased to 8.5% in the third quarter of fiscal 1999 versus 8.1% in the comparable quarter of fiscal 1998. SGA costs attributable to the Acquisitions was $2.5 million for the third quarter of fiscal 1999. SGA costs at existing units was $15.7 million in the third quarter of fiscal 1999 versus $15.9 million in the comparable quarter of fiscal 1998.

Operating Income. Operating income decreased $4.8 million or 24.2% to $15.2 million in the third quarter of fiscal 1999 from $20.0 million in the comparable quarter of fiscal 1998. The overall operating margin decreased to 7.1% in the third quarter as compared to 10.2% in the third quarter of the previous year. The operating margin attributable to Acquisitions was 8.0% for the quarter while the margin for the existing units in the same period was 6.9%.

Interest Expense. Interest expense for the third quarter of fiscal 1999 increased to $5.5 million from $4.1 million in the comparable quarter of fiscal 1998, an increase of $1.4 million. The increase reflects primarily the cost of financing the Acquisitions.

Loss on Sale. The loss on sale relates to the sale of Oberdorfer which is described in Note 13 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q.

Nine months ended June 27, 1999 compared to the nine months ended June 28, 1998

Sales. Sales increased 9.6%, or $53.6 million, to $613.4 million for the first nine months of fiscal 1999 from $559.8 million in the comparable prior year period. The increase includes $91.5 million attributable to the incremental sales of Custom, Marion, Citation Precision, Dycast, and Camden (collectively the "Acquisitions"), offset by a 6.8% decrease or $37.8 million in reduced revenues from the Company's existing operations. The Company's Industrial Iron and Industrial Steel Groups had reduced sales of 20.1% or $60.1 million from existing units due to a reduction in orders, principally from customers in the construction equipment, mining equipment, farm implement, and/or oil tool industries. This also includes approximately $1.2 million in reduced sales at the Company's Mansfield, Ohio facility due to a five week strike that was settled in June 1999. Sales by the Company's existing units in its Automotive Group increased 9.9% or $23.3 million, principally due to new business.

Gross Profit. Gross profit decreased $1.8 million or 1.8% to $95.3 million for the first nine months of fiscal 1999, from $97.1 million in the comparable prior year period. The gross profit margin declined to 15.5% for the first nine months of fiscal 1999 from 17.3% in the comparable prior year period. The gross margin for the Acquisitions included in the first nine months of fiscal 1999 was 16.8%. The gross margin for existing units decreased to 15.3% in the first nine months of fiscal 1999 down from 17.3% in the comparable prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SGA") increased 10.5% or $5.1 million to $53.0 million in the first nine months of fiscal 1999 from $47.9 million in the comparable prior year period. SGA costs as a percentage of sales held constant at 8.6% in the first nine months of fiscal 1999 from the comparable prior year period. SGA costs attributable to the Acquisitions was $8.0 million in the first nine months of fiscal 1999. SGA costs at existing units was $44.9 million in the first nine months of fiscal 1999 versus $47.9 million in the comparable prior year period.

Operating Income. Operating income decreased 13.8%, or $6.7 million, to $42.4 million during the first nine months of fiscal 1999 from $49.1 million in the comparable prior year period. The overall operating margin decreased to 6.9% in the first nine months of fiscal 1999 from 8.8% in the comparable prior year period. The operating margin attributable to Acquisitions was 8.0% for the first nine months of fiscal 1999 while the margin for the existing units in the same period was 6.7%.

Interest Expense. Interest expense for the first nine months of fiscal 1999 increased to $15.8 million from $11.0 million in the comparable prior year period, an increase of $4.8 million. The increase primarily reflects the cost of financing the Acquisitions.

Loss on Sale. The loss on sale relates to the sale of Oberdorfer which is described in Note 13 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

As of September 27, 1998, the Company had a $300.0 million revolving credit facility with a consortium of banks, led by the First National Bank of Chicago ("First Chicago") to be used for working capital purposes and to fund future acquisitions. On November 3, 1998, the Company's credit facility was increased from $300.0 million to $400.0 million. The facility consists of a swing line of credit up to $15.0 million bearing interest at prime and revolving credit borrowings which bear interest at LIBOR plus .625% to LIBOR plus 2.00% based upon the Company's ratio of debt to its cash flow, measured by earnings before interest and taxes plus depreciation and amortization (EBITDA). At September 27, 1998 and June 27, 1999, the Company was able to borrow at LIBOR plus 1% and LIBOR plus 1.75%, respectively. The facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .20% to .50% based upon the Company's ratio of debt to EBITDA. At September 27, 1998 and June 27, 1999, the Company's unused commitment fee rate was .25% and .375%, respectively. The facility is collateralized by the stock of the Company's subsidiaries and expires on October 15, 2001. At September 27, 1998 and June 27, 1999, the total outstanding balance under this credit facility was $233.0 million and $307.0 million, respectively.

As of September 27, 1998, the Company had $3.0 million outstanding under the swing line of credit at the prime rate of 8.5%. The remaining $230.0 million outstanding under the credit facility at September 27, 1998 related to four revolving loans. The Company had one loan at $150.0 million at an interest rate of 6.60%. The remaining $80.0 million outstanding under the credit facility at September 27, 1998 consists of one $40.0 million and two $20.0 million five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements have fixed interest rates plus a margin of .625% to 1.50%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates, including margins, were 7.91% and 8.09% on the two $20.0 million swap agreements and 7.85% on the $40.0 million swap agreement at September 27, 1998.

As of June 27, 1999, the Company had $7.0 million outstanding under the swing line of credit. Of the $300.0 million outstanding under the credit facility at June 27, 1999, $220.0 million related to seven revolving loans as follows:

           Loan Amount
          (in millions)          Interest Rate    Maturity Date
          -------------          --------------   -------------
              125.0                   6.79%       August 9, 1999
               50.0                   6.84%      August 16, 1999
               25.0                   6.75%        July 26, 1999
                5.0                   6.67%        June 28, 1999
                5.0                   6.71%        July 12, 1999
                5.0                   6.71%        July 19, 1999
                5.0                   6.79%       August 2, 1999

The remaining $80.0 million outstanding under the credit facility at June 27, 1999 consists of one $40.0 million and two $20.0 million five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements have fixed interest rates plus a margin of .625% to 1.50%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates, including margins, were 8.84% and 8.66% on the two $20.0 million swap agreements and 8.60% on the $40.0 million swap agreement at June 27, 1999. These are scheduled to reprice on August 2, 1999. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company mitigates credit risk by dealing with only financially sound banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

The Company's credit facility contains certain restrictive covenants that require the maintenance of a funded debt to EBITDA ratio and a specified fixed charge coverage ratio; place a minimum level of stockholders' equity; place limitations on capital expenditures, and place limitations on dividends and other borrowings. As of June 27, 1999, the Company was either in compliance with or had obtained waivers for all restrictive covenants.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its consolidated financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leverage financial instruments.

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

Acquisitions

Notes 8 and 9 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describe the recent acquisitions of Custom and Marion.

Dispositions

Note 13 of the interim condensed consolidated financial statements included elsewhere in this Form 10-Q describes the recent disposition of Oberdorfer Industries.

Year 2000 (Y2K) Readiness Disclosure

General. As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. The Company continues to address the "Year 2000" issue through a company-wide Y2K Project (the "Project").

The Project involves reviewing current software as well as embedded systems in certain manufacturing equipment and surveying each of the Company's divisional operations to assess the impact of the Y2K issue. The Project is being coordinated by a twenty-five member team. This team includes five personnel from corporate headquarters, including the overall coordinator, and a coordinator at each division. The Project, which is approximately 90% complete to date, is expected to be completed by the fall of 1999. The Company has developed a contingency plan that involves manual processing, system backups, increased inventory from critical suppliers and the selection of alternative suppliers of critical materials.

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

The infrastructure and applications software sections consist of an analysis of hardware and systems software. The applications software includes both the conversion of applications that are not Y2K compliant and, where available from the supplier, the replacement of such software. The inventory, assessment, implementation and validation for the infrastructure, applications software and manufacturing software are approximately 95% complete. With respect to the manufacturing software, approximately 90% of the Company's divisions are compliant, with approximately 60% using B&L Information Systems, which is Y2K compliant, and another 20% using other manufacturing software that is also Y2K compliant. The remaining 20% non-compliant manufacturing software has been inventoried and identified. The Company expects these three sections of the Project to be complete by the fall of 1999.

The PC&I section includes the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the Company. 100% of the PC&I Y2K items have been inventoried and identified. Furthermore, approximately 90% of those systems are deemed to be Y2K compliant. The Company expects substantially all of its PC&I equipment to be compliant by the fall of 1999.

The third party suppliers/customers section of the Project involves sending a Y2K compliance questionnaire to all key suppliers as well as dealing with any independent review of the Company's compliance by certain of its customers. The Company obtains evidence from its key suppliers documenting their compliance with the Y2K issue and will continue to monitor vendors that are non-compliant for contingency planning purposes. The Company's contingency plan addresses non-compliance of key suppliers by having alternative suppliers as well as increasing critical inventory prior to the year 2000. This section of the project is approximately 90% complete and full implementation is expected by fall of 1999.

Once the strategy of all sections has been implemented, the Company will have independent validation of its Y2K compliance. Major customers will continue to review various divisions' systems along with external resources hired by the Company. The Company anticipates this external review will be completed by the fall of 1999. The costs associated with the Project have been and will continue to be expensed as incurred. The Company does not separately track these internal costs incurred for the Y2K Project; these costs however, to date, consist principally of the related payroll costs of its information systems group.

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


                      ___________________________________

                          PART II: OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 27 -        Financial Data Schedule, submitted to the
                                   Securities and Exchange Commission in
                                   electronic format

          (b)  Reports on Form 8-K:

                              There were no reports on Form 8-K filed during the quarter ended June 27, 1999. However, in a report on Form 8-K filed July 1, 1999, the Company reported the execution on June 24, 1999 of a definitive merger agreement with RSJ Acquisition Co.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                         CITATION CORPORATION



July 23, 1999                 /s/ Frederick F. Sommer
                              ---------------------------------------
                              FREDERICK F. SOMMER
                              President and Chief Executive Officer



July 23, 1999                 /s/ Thomas W. Burleson
                              ---------------------------------------
                              THOMAS W. BURLESON
                              Vice President-Finance and Chief Financial Officer
                              (Principal Financial and Accounting Officer)