Form 10-K
period 1999-10-03
CITATION CORP /AL/
filed 1999-12-30
CIK 924648

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------


                                   FORM 10-K
(Mark One)

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                        THE SECURITIES ACT OF 1934


For the fiscal year ended October 3, 1999            Commission File No. 0-24492


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


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of each exchange
               Title of each class                       on which registered
               -------------------                      ---------------------
                     None                                       None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                           Common stock, $.01 par value
                        --------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]

Substantially all of the registrant's common equity is presently held by affiliates of the registrant, and there is no market for the common equity. Therefore, as of the date of this report, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was none.
                                                                        ----

As of December 15, 1999 there were 15,180,266 shares of the registrant's Common Stock, $.01 par value, outstanding.



                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement/Prospectus dated October 29, 1999 filed in connection with Citation Corporation's Registration Statement on Form S-4 (Registration No. 333-89431), are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS

    Item No.                                                                      Page No.
    --------                                                                      --------
PART I

     1.         Business.............................................................    3
     2.         Properties...........................................................   17
     3.         Legal Proceedings....................................................   18
     4.         Submission of Matters to a Vote of Security Holders..................   18

PART II

     5.         Market for Registrant's Common Equity and Related
                Stockholder Matters..................................................   19
     6.         Selected Financial Data..............................................   20
     7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................   21
     7a.        Quantitative and Qualitative Disclosures About Market Risk...........   31
     8.         Financial Statements.................................................   31
     9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..................................   71

PART III

     10.        Directors and Executive Officers of the Registrant...................   71
     11.        Executive Compensation...............................................   74
     12.        Security Ownership of Certain Beneficial Owners and Management.......   77
     13.        Certain Relationships and Related Transactions.......................   79

PART IV

     14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....   81

SIGNATURES ..........................................................................   87

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

     Citation markets its products to many of the major original equipment manufacturers ("OEMs") and Tier 1 suppliers including, among others, Ford Motor Company, Caterpillar Inc., Dana Corporation, TRW LucasVarity PLC, General Motors and DaimlerChrysler Corp. Through innovative design and manufacturing expertise developed by the Company, and through selective acquisitions, the Company has established a leading market share in many of its product lines. In order to increase its product breadth and technological capabilities, the Company has grown significantly over the past several years through strategic acquisitions, resulting in an increase in the number of divisions operated to 18 at the end of fiscal 1999 from seven at the end of fiscal 1994.

Subsequent Events; Recent Change in Control

     Following the end of the fiscal year, and as previously announced, on December 1, 1999, RSJ Acquisition Co., a Delaware corporation ("Merger Co."), and an affiliate of Kelso & Company, was merged (the "Merger") with and into Citation Corporation, pursuant to an Agreement and Plan of Merger and Recapitalization dated as of June 24, 1999, as amended (the "Merger Agreement"), by and between Merger Co. and the Company. The Company was the surviving corporation in the Merger.

     In connection with the consummation of the Merger, certain investment partnerships, other persons affiliated with Kelso & Company and certain other stockholders invested $240.0 million in Merger Co., as a result of which such
stockholders now own approximately 93.0% of   stock of the Company.  Pursuant to
the Merger Agreement, certain existing holders of Citation common stock at the effective time of the Merger (the "Effective Time") elected to retain an aggregate of 1,062,619 shares of Citation common stock in the Merger, constituting approximately 7.0% of the outstanding common stock of the Company. All remaining shares of Citation common stock issued and outstanding at the Effective Time, other than treasury shares, were converted into the right to receive cash in the amount of $17.00 per share. As a consequence of the Merger, Citation common stock is now held by 21 shareholders.

     In addition to the $240 million of equity provided by Kelso and affiliates and the approximately $18.1 million of retained equity shares held by existing holders of Citation common stock, the merger was financed through a senior credit facility of approximately $260 million from a consortium of banks led by The Chase Manhattan Bank, senior subordinated financing of $135 million from Donaldson, Lufkin & Jenrette, Chase Securities, and First Union Capital Markets, and retained debt of $6.3 million. The aggregate financing for the transaction was $659.4 million. The Company also has a $100 million revolver available through the senior credit facility that was not drawn upon at the time of the merger.

     As the surviving corporation in the merger, Citation continues to conduct its business and operations substantially as they were conducted prior to the merger. However, Citation stock has ceased to be publicly traded as of December 1, 1999, and is no longer listed on the Nasdaq Stock Market.

     Pursuant to the Merger Agreement, the directors of Merger Co. at the Effective Time, Thomas R. Wall, IV and Frank K. Bynum, Jr., became the directors of the Company, and Frederick F. Sommer, the President and Chief Executive Officer of the Company, was also elected to the Board of Directors. To the best of the Company's knowledge, there are no known arrangements other than those described herein which may at a subsequent date result in a change in control of the Company.

Fiscal 1999 Overview

     During fiscal 1999, there were several factors, sometimes contradictory, which had an impact upon Citation's operations.

     First, motor vehicle sales, particularly passenger car and light truck sales, were extremely strong overall with projections for North America nearing 17 million for calendar 1999. This represents approximately half of Citation's business.

     Second, and related to the first, Citation launched substantial new passenger car and light truck associated casting and machining business in fiscal 1999. This included major new programs for Delphi Corporation and for TRW LucasVarity, PLC.

     Third, several markets, representing approximately 25 percent of Citation's business under normal conditions, were extremely weak. This included construction and mining equipment, farm equipment, and oil tool business. There were different factors impacting these markets; construction equipment was affected by weak export markets in fiscal 1999, while poor sales for farm equipment was due to weak prices for farm goods, and the oil tool sector was similarly affected by oil prices.

     Fourth, Citation acquired two companies in the first quarter of fiscal 1999
- Custom Products, a machiner of industrial and automotive parts, and Citation-Marion, the second largest producer of thin wall exhaust manifolds for passenger cars and light trucks in North America.

     These issues will be reviewed in more detail in the discussion of each Citation group.

Markets and Customers.

Following is a review of Citation's largest customers and markets during fiscal 1999.

     Citation seeks to maintain a significant presence in heavy capital goods markets as well as in the automotive and light truck markets, and it focuses on major customers within those markets in which Citation can attain a significant presence. Citation's shipments by market are as follows;

                                       Fiscal Year
Market                            1999     1998     1997
------                            ----     ----     ----
Automotive/Light Truck            50.8%    39.9%    34.7%
Medium and Heavy Truck            10.0     12.4     15.1
Construction Equipment             7.1     11.9     11.3
Internal Combustion Engines        6.1      3.2      4.7
Aircraft and Aerospace             4.7      4.7      2.7
Pumps, Valves & Compressors        3.3      5.5      6.9
Agricultural Equipment             2.3      5.0      4.2
Railroad Equipment                 2.2      3.5      2.0
Electrical Equipment               1.6      2.1      1.9
Oil Field Equipment                1.5      5.3      6.1
Mining Equipment                   1.0      2.0      1.5
Waterworks                         0.7      1.0      1.4
Machine Tools                      0.4      0.9      0.9
Other Uses                         8.3      2.6      6.6
----------                       -----    -----    -----
TOTAL                            100.0%   100.0%   100.0%

     There were several significant changes in market shipments during fiscal 1999. In the automotive/light truck market, shipments increased from 39.9% in fiscal 1998 to 50.8% in fiscal 1999. Four issues caused the increase. First, the sales of new cars, light trucks and sport utility vehicles are presently expected to reach approximately 17 million vehicles in 1999, significantly stronger than anticipated. Second, Citation brought on several major new programs for General Motors, Delphi, Chrysler, and TRW LucasVarity in fiscal 1999. Third, the acquisition of Citation-Marion, which produces light vehicle exhaust manifolds, further increased market shipments to the automotive market. Fourth, the weakness in the industrial markets the Company serves resulted in a higher concentration in Automotive/Light Truck shipments in fiscal 1999.

     Four key capital goods markets - construction equipment, agricultural equipment, oil field equipment, and mining equipment - declined sharply in fiscal 1999. Combined, the four markets represented 11.9% of shipments in 1999 versus 24.2% in fiscal 1998, a drop of almost 51%. These declines represent economic activity, rather than lost business. Oil field equipment dropped the most of the four; from 5.3% in fiscal 1998 to only 1.5% in fiscal 1999, a decrease of approximately 72%.

     Citation's top 10 customers also showed changes in fiscal 1999.

                                    Percentage of Sales
                                        Fiscal Year
Company                        1999    1998    1997    1996
-------                        ----    ----    ----    ----
Ford Motor Co.                 10.3%    9.5%   10.5%    5.8%
TRW LucasVarity                 8.2     6.9     2.1     1.8
Dana Corporation                5.5     6.3     5.6     5.2
Caterpillar, Inc.               4.3     6.3     8.7     4.3
DaimlerChrysler                 3.2     2.2     2.0     2.1
Simpson Industries              2.6     2.6     2.4     2.0
Cummins Engine Co.              2.6     0.6     0.6     0.3
General Motors                  2.5     0.9     1.6     0.7
Delphi Automotive Systems       2.4     0.8      --      --
Freightliner                    2.1     1.0     1.2     1.5

     Citation's top 10 customers are based upon fiscal 1999 rankings by sales. There were several changes of note. The continuing increase of TRW LucasVarity, PLC is related to a supply agreement signed several years ago in connection with the Company's Camden acquisition and additional new business being developed each year since the signing of that agreement.

     The reduction in Caterpillar from the 8.7% in fiscal 1997 is related to the economy, principally the reduction in export business in 1998 and 1999. While some improvement is expected in fiscal 2000, Caterpillar is expected to continue operating at reduced levels for the next year or two.

     The increase at DaimlerChrysler is due to the acquisition of Citation-Marion, which supplies DaimlerChrysler and other automotive manufacturers with exhaust manifolds, as well as new business at other Citation automotive plants.

     The major increase for Cummins Engine Co. is primarily based upon the acquisition of Citation Custom Products, a machining company. Cummins was, and remains, a large customer of Citation Custom Products. The increases at both General Motors and Delphi Automotive Systems are new products successfully started up at several Citation divisions. Likewise, Freightliner has new programs at several Citation divisions.

     Citation's product mix has also been evolving from the mix of iron and steel in 1994, to a more balanced mix of castings, forgings and machined components today.

                                    Product Mix
                           (Classified by Sales Dollars)
                                    Fiscal Year
                          1999     1998     1997     1996
                          ----     ----     ----     ----
Ductile Iron              44.9%    41.1%    39.1%    52.8%
Gray Iron                  7.8     11.1     13.4     17.8
High Alloy Iron            1.4      1.9      1.1      1.5
Aluminum Castings         18.3     17.5     14.6     14.9
Steel Castings             5.4      6.4      7.1     13.0
Steel Forgings             9.3     14.6     17.6       --
Machined Components       12.9      7.4      7.1       --

     In general, several trends are apparent. First, iron castings as a percent of the entire mix are less than in 1996. Iron in fiscal 1996 was 72% of the mix; in fiscal 1999, it was 54%, while the total amount of iron shipments have actually increased. Aluminum castings, steel forgings and machined components have grown at a faster rate, largely as the result of acquisitions of Citation Interstate (a forging manufacturer), Citation Custom (an industrial machining company), and several aluminum casting producers.

     Steel castings percentage of the total has been reduced due to the divestiture of Pennsylvania Steel and the idling of the Steel Division of Texas Foundries in 1996 and due to unfavorable economic conditions for heavy capital goods in fiscal 1999. These same weak capital goods markets were also responsible for the reduction of steel forgings as a percentage of the total product mix in fiscal 1999.

     Ductile iron castings, as a percentage, increased in fiscal 1999, both as a result of reductions of shipments for steel castings and forgings, and the acquisition of Citation Marion, a producer of ductile iron exhaust manifolds. The strong automotive market in fiscal 1999 also positively affected ductile iron and aluminum castings shipments.

       The Automotive Group.  The Automotive Group is Citation's largest group
       ---------------------
in terms of sales. It consists of the following divisions:

     Citation's Automotive Group:
          Southern Aluminum - aluminum castings, machining and assembly Bohn Aluminum - aluminum permanent mold castings

          Dycast - aluminum die cast and squeeze mold and machining
          Camden - ductile iron brake castings
          Marion - ductile iron thin wall exhaust manifold castings Alabama Ductile - ductile iron automotive castings
          Texas Foundries - ductile iron automotive castings and machining

     In fiscal 1999, the Automotive Group had sales of $381.8 million versus sales in fiscal 1998 of $290.6 million. Excluding the effect of acquisitions on the sales, same store sales still increased by $50.0 million or 17.2%.

     As indicated, the Automotive Group's sales are predominantly for light trucks and sport utility vehicles and passenger cars. Products produced are used on automotive engines such as intake and exhaust manifolds, oil filter adapters, and various engine brackets. Parts are also used in braking and steering systems such as ABS calipers and anchor plates and steering knuckles as well as suspension parts such as control arms.

     In fiscal 1999, Citation benefitted from positive trends in automotive sales with sales of new cars, light trucks and sport utility vehicles approaching 17 million vehicles. In addition, Citation had several major new programs that had an impact on fiscal 1999 business. This included both a major package of steering knuckles outsourced by a large automotive manufacturer as well as increasing sales of calipers, anchor plates and other braking parts to TRW LucasVarity.

     Also during the year, Citation acquired one additional company, which was renamed Citation-Marion. Citation-Marion was purchased from a group of Japanese companies exiting from the U.S. market. It is the second largest producer of ductile iron thin wall exhaust manifolds for automobile engines in North America. The unit produced sales of $31.6 million in fiscal 1999 following its purchase in late December 1998. Citation-Marion employs approximately 420 persons.

     In addition to the acquisition of Citation-Marion, the structure of the Group was slightly changed.

     Hi-Tech, Inc., a machining company with fiscal 1999 sales of $12.9 million was combined with Citation Custom Products, a machining company that is part of the Industrial-Iron Group, after the end of fiscal 1999. The fiscal 1998 and 1999 results discussed herein have been adjusted retroactively to reflect this change. This will be discussed in the section on Industrial-Iron.

     Citation Bohn Aluminum exited the medium volume market and now produces only high volume permanent mold aluminum castings, predominantly for the automotive market. Removal of the medium volume cell from Bohn, while it did not increase plant capacity, did improve plant layout.

     There were also a number of major capital projects in the group, which increased capacity and allowed production of new products.

     Citation Alabama Ductile added new shear units, non-destructive testing and robot pick and place arms for the production of new automotive brake brackets.

     Citation Camden completed the upgrading of two high-speed molding lines, replacing three molding lines previously in operation. However, because the speed on the upgraded lines is more than double the old lines, capacity of the plant is actually increased. In addition, Camden added a new Isocure core machine to enable production of a new family of TRW LucasVarity disc brake calipers for Chrysler mini-vans.

     Hi-Tech, Inc., now named Citation Custom Products-Albion, added machining capacity for a ductile iron clutch hub, cast at Citation Alabama Ductile. The clutch hub is part of the transmission used on the Chrysler Jeep Cherokee transmission.

     Citation Southern Aluminum had two major projects initiated in fiscal 1999. First was the addition of new machining and assembly capacity for the oil filter adapter assembly, which is utilized by Ford. The second was the addition of a permanent mold production carousel for an automotive suspension rear upper control arm. Addition of this carousel gives Southern Aluminum the capability for aluminum sand and permanent mold casting methods, as well as machining and assembly of automotive components.

     Citation Dycast added two die casting machines and robotics for a Ford Motor transmission part. Cost was approximately $3.3 million.

     In all, Citation's Automotive Group spent $15.5 million on new capital expenditures in fiscal 1999.

     The Industrial-Iron Group.  Ranked by sales, the Industrial-Iron Group is
     --------------------------
the second largest in the corporation.  It includes the following divisions:

     Citation's Industrial-Iron Group:
          Wisconsin Castings (Berlin and Browntown locations) - small complex gray and ductile iron castings at Berlin and large gray iron castings at
          Browntown for heavy industrial uses.
          Castwell Products -- high alloy gray and ductile iron castings in green sand and shell molding for automotive and industrial applications.
          Custom Products (Menomonee Falls, WI, Oconomowoc, WI, and Albion,
          IN) - machines castings and forgings for industrial and automotive applications.
          Foundry Service - small, medium volume, ductile iron castings for industrial and heavy truck applications.
          Mabry - medium and large ductile and gray iron castings for industrial applications.
          Mansfield - medium volume, small ductile iron castings for industrial, heavy truck, and rail applications.

          Southern Ductile (Bessemer, Centerville and Selma, AL locations) - small, medium volume industrial and light truck applications.

     Citation's Industrial-Iron Group had sales volume of $284.9 million in fiscal 1999, versus $249.4 million in fiscal 1998, an increase of $35.5 million. However, excluding acquisitions, 1999 sales were $216.1 million, a $33.3 million decrease from the previous year. Only two divisions had better sales in fiscal 1999 than fiscal 1998.

     Approximately 85% of the Industrial-Iron Group's sales are to industrial customers. In general, the Group serves more and smaller customers than the Automotive Group. Major markets include heavy trucks, construction equipment, mining equipment, farm equipment, industrial valves, oil tools, and automotive. The Group casts and machines several thousand different parts.

     While heavy truck sales were relatively strong in 1999, other heavy industrial markets were very weak. Specifically, orders for cast and machined products for construction and mining equipment, farm equipment, and oil tools were substantially below 1998, and this had significant impact upon Citation industrial sales.

     The Industrial-Iron Group did acquire one new division in fiscal 1999, Citation Custom Products, which was acquired in November 1998. Custom Products is a high volume machiner of cast and forged aluminum, iron and steel products for industrial products manufacturers, with two plants in the Milwaukee area. The Company had sales of $68.8 million in fiscal 1999. Its markets are internal combustion engines, construction equipment, farm implement, and automotive manufacturers.

     Because of Custom Products' strong management and technology, Citation Hi-Tech division was combined with Custom Products and renamed Citation Custom Products-Albion. The purpose is to strengthen Albion's technology, management support, to reduce administrative costs, and balance machining workload. With Custom Products, Citation has the capability to quote and produce designed, cast and/or forged, machined and assembled components. This adds value to Citation products and produces a better margin return.

     To strengthen industrial coverage and reduce costs, industrial sales and marketing for the group was centralized during the year. Previously, each unit had its own sales department and sales force. The operating strategy of the new sales and marketing group was to focus its efforts on the development of key industrial customers and markets. In addition, the direct sales force is significantly smaller than the previous sales force, since one sales person can now represent all units within the group and outside sales representative coverage is greatly reduced. The effect is to improve key account coverage and new business development, and to reduce sales and marketing costs.

     Administrative and control costs were also reduced by combining two Wisconsin divisions into one, Citation Wisconsin Castings, with Iroquois and Berlin Foundries placed under one General Manager, with a Plant Manager at each location.

     The Industrial-Iron Group completed a number of capital projects during the year. Citation's Custom Products installed equipment to machine a steering knuckle for another product line at a cost of about $0.5 million.

     Citation's Foundry Service expanded its melt area by approximately 25% at a cost of $2.35 million. The expansion enabled Foundry Service to reduce operations from three shifts to two shifts with approximately the same output.

     The Citation Mansfield division added an additional core manufacturing machine and a shear press, both to enable production of an exhaust manifold, which will be machined at Citation's Custom Products. Cost was approximately $1.5 million. The plant also added a trim press system to allow faster production of Buffalo Brake parts.

     Citation's Southern Ductile expanded its grinding and shipping area at a cost of $0.4 million and upgraded computer systems at the Bessemer plant at a cost of $0.2 million. Further, a Hunter 20 molding machine for casting production was moved from the Mabry facility where production was not needed to the Southern Ductile Centerville facility where it will be better utilized.

     In all, the Industrial-Iron Group spent $19.8 million on capital expenditures during fiscal 1999.

     The Industrial-Steel Group.  The Industrial-Steel Group is the third
     ---------------------------
largest group, ranked by sales.  It includes the following divisions:

     Citation's Industrial-Steel Group:
         Interstate-Midwest - low to medium volume small steel forgings primarily for farm and construction equipment.
         Interstate-Southwest - medium to high-volume large steel forgings for heavy truck, construction equipment, aircraft, and oil tool markets. The largest closed-die forging press in the United States is located at the Southwest Division.
         Texas Steel - produces large carbon and stainless steel castings for construction and mining equipment.
         Aceros Fundidos Internacionales (AFI) - steel foundry located in Mexico to produce ground-engaging tools for Caterpillar. Under construction during fiscal 1999. (Jointly owned with Caterpillar, Inc.)

     In fiscal 1999, the Industrial-Steel Group had sales of $109.3 million, versus sales of $146.4 million, a decrease of approximately 25%. There was no impact of acquisitions in fiscal 1999. The percentage decline in sales was relatively the same at both divisions in the Group and represented reductions in orders from customers in the oil tool, mining and construction equipment and agricultural equipment markets.

     The Industrial-Steel Group was reorganized in fiscal 1999 to better utilize management of Interstate at Texas Steel. This includes combining sales and marketing activities into one Industrial-Steel sales group. This enabled the reduction of sales representatives and the combining of steel marketing personnel into one group, reducing selling costs and improving efficiency.

     While capital was limited due to weak sales, Interstate-Southwest did complete installation of a 7,000-ton press to augment capacity of the 6,000-ton press at the same plant. This is now the second largest press at the Southwest plant.

     In addition, while funded separately from the Industrial-Steel Group, AFI completed construction shortly after the end of the fiscal year. The facility was going through ramp up at the calendar year end.

     Totally, excluding the cost of AFI, the group spent approximately $1.7 million on capital expenditures in fiscal 1999.

       The Aerospace and Technology Group.  The Aerospace and Technology Group
       -----------------------------------
includes Citation's high technology operations, Product Engineering, and the quality assurance and technology staffs.

     Citation's Aerospace and Technology Group:
          Citation Foam Castings - produces gray and ductile iron castings utilizing the "lost foam" or "evaporative casting process" for the automotive, heavy truck, marine and other industrial markets. Citation Precision - aluminum and steel investment castings for the aerospace industry.
          Citation Product Engineering - designs aluminum, steel and iron castings, including lost foam castings, and steel forgings, and machined castings and forging for Citation customers utilizing compatible design hardware and software.
          Quality Assurance and Technology - staff experts utilized both internally and in customer liaison.

     In fiscal 1999, the Aerospace and Technology Group had sales of $66.9 million versus sales in fiscal 1998 of $50.5 million. However, Citation Precision was acquired during fiscal 1998 and Oberdorfer Industries was divested during fiscal 1999. Adjusted "same store" sales in fiscal 1999 increased by $6.3 million or approximately 10% over fiscal 1998.

     Citation Foam Castings utilizes a unique process by which a replica of the part to be produced is made in a polystyrene-like material. This "foam" replica is assembled into a group of parts with a downsprue to duct molten metal to the foam parts, called a "tree." The patterns are then coated in ceramic slurry and dried.

     The tree is submerged in a metal flask and dry sand is compacted around it. Molten metal is poured into the tree, which evaporates as the molten iron contacts the polystyrene. What remains, after the molten iron cools, is a precise replica.

     The advantage of the process is that it forms a near net shape that requires little or no machining, a major cost savings to the customer. Further, there are design capabilities in lost foam that are not practical in conventional molding methods.

     During fiscal 1998, Citation Foam Castings completed the final phase of its extensive expansion. The finishing and painting operations had been reorganized and housed in a new facility and the melt operation expanded earlier. In fiscal 1998, in addition to completing those areas, a new foam line at a cost of approximately $3.0 million was installed and started up.

     The new line doubles molding capacity for the facility, which is now capable of producing nearly $40 million a year of lost foam castings. In addition, the new line allows the production of larger castings than Citation Foam was previously capable of accomplishing.

     In fiscal 1999, approximately $1.85 million of capital was spent for processing equipment and robotics for the purpose of automating production for a new General Motors program awarded to Citation Foam. GM outsourced the castings from its in-house lost foam production facilities in order to increase capacity for engine block production. The program ramped up in fiscal 1999 and will reach full production in fiscal 2000.

     Citation Precision produces steel and aluminum castings only for the aerospace market often replacing fabrications. The Company principally produces castings for uses in the manufacture of aircraft engines or for the structural airframe. Directly and indirectly, Boeing, McDonald Douglas, Rolls Royce, and Pratt & Whitney are major customers.

     Citation Precision operated at a high level of capacity during the first three quarters of fiscal 1999, though temporary cutbacks in Boeing schedules in the fourth fiscal quarter reduced operating levels. Improvement is expected in the second fiscal quarter of 2000 beginning in January.

     Because of the need for expansion to meet demand, Citation Precision spent $3.1 million on capital expenditures in fiscal 1999. These included the purchase of adjacent property for expansion and as well as enlargement of buildings and added equipment to enable the production of large castings.

     Citation's Product Engineering also increased its capacity in fiscal 1999, including improvements in the communications system, additional simulation engineering workstation and software, as well as new design software and workstation, and software for structural analysis. Approximately $0.4 million was spent on capital expenditures in the Product Engineering area.

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

Backlog

     The Company's backlog of orders at October 3, 1999 was approximately $187.3 million compared to approximately $196.7 million at September 27, 1998. The Company's operating divisions normally receive purchase orders from customers either annually or for the life of the part specified. Purchase orders specify product requirement, price, and terms, but do not specify quantity, which is usually ordered by the customer on a monthly basis. The Company's backlogs are calculated from these monthly orders and, accordingly, are considered by the Company to be a good indication of product demand.

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

Employees

     As of October 3, 1999, the Company had 6,876 full time employees, of whom 5,783 were hourly employees and 1,093 were salaried employees. Unions represent approximately 2,602 of the Company's hourly manufacturing employees at 9 of its 18 operating divisions under collective bargaining agreements expiring at various times through October 2002.

     The management of each division and corporate staff participate in a management bonus pool. Divisional management's bonus compensation is based on the financial performance of their respective divisions versus budgeted performance, specific individual objectives, and development of corporate culture. Corporate management and staff bonus compensation is based on overall Company financial performance versus budgeted performance, meeting specified objectives, and development of corporate culture. Hourly incentive plan programs and participants vary by division.

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

     Although the Company's practices have, in certain instances, resulted in noncompliance with environmental laws and regulations and in non-material fines related thereto, the Company currently does not anticipate any environmental related costs that would have a material adverse effect on its operations. However, it cannot be assured that the Company's activities will not give rise to actions by governmental agencies or private parties, which could cause the Company to incur fines, penalties, operational shutdowns, damages, clean-up costs or other similar expenses. Also, the Company's existing capacity levels, or increases thereof, are dependent upon the Company's ability to maintain, or obtain increases in such levels in its permits for air emissions. However, it cannot be assured that the Company will be able to maintain its current permits, or obtain appropriate increases in capacity levels under such permits, so as to maintain its current level of operations or increase capacity, as it may desire in the future.

     The Company is implementing a source removal and shallow groundwater remediation project at Castwell Products for purposes of removing excessive levels of trichloroethylene ("TCE"), which were detected at this facility.
These excessive levels of TCE resulted from previous leakage into the groundwater from a part washing area located on the premises. The need for the remediation was identified in connection with the Company's acquisition of Castwell Products, and the Company assumed an accrued liability in the amount of $1.2 million related to the estimated cost of the remediation. Of this amount, approximately $600,000 was paid through fiscal 1999 in connection with soil removal, groundwater remediation measures and testing expenses. Of that amount,
approximately $450,000 was spent through fiscal 1998.   Thereafter, the Company
estimates that it will incur approximately $40,000 annually for an estimated 20 to 30 years for ongoing monitoring and periodic sampling tests. There can be no assurance, however, that the costs and expenses related to this remediation project will not be materially greater than currently estimated.

     Iroquois Foundry paid over $57,000 in penalties in May 1999 to the USEPA due to violations detected during an August 1997 inspection. The EPA accepted the results of a February 1999 cupola stack test related to corrective action taken by Iroquois as passing. However, the Wisconsin Department of Natural Resources (WDNR) requested another stack test in September 1999, which the foundry failed. A Notice of Violation has been issued by the WDNR and further corrective action taken by the foundry that it believes was successful. Nevertheless, it is possible that the WDNR or the EPA could assess additional penalties.

     The 1990 amendments to the Clean Air Act may have a major impact on the compliance costs of many U.S. companies, including foundries. Many of the regulations that will implement the Clean Air Act amendments have not yet been promulgated. The MACT Standard affecting iron and steel foundries, which was due to be issued in draft form in November 1999 and in final form in November 2000, has not yet been issued in draft form. Until such regulations are issued, it is not possible to estimate the costs the Company may need to incur to comply with them, but the foundry industry continues to work with the USEPA in developing these standards.

ITEM 2:   PROPERTIES

     The following table sets forth certain information concerning the facilities owned and operated by the Company as of October 3, 1999:

                                                                         Capacity /(1)/    Floor Space
Facility                                            Location             (Tons per Year)    (Sq. Ft.)
------------------------------------------------------------------------------------------------------
Alabama Ductile                           Brewton, Alabama                       45,000        135,000
Bohn Aluminum                             Butler, Indiana                        15,000        135,000
Castwell Products                         Skokie, Illinois                       32,000        286,000
Citation Camden                           Camden, Tennessee                      25,300        117,000
Citation Dycast                           Lake Zurich, Illinois                      (2)        96,000
Citation Foam                             Columbiana, Alabama                    13,000        130,000
Citation Interstate-Midwest               Milwaukee, Wisconsin                   16,000        200,000
Citation Interstate-Southwest             Navasota, Texas                        42,000        500,000
Citation Mabry                            Beaumont, Texas                        12,250        118,000
Citation Mansfield                        Mansfield, Ohio                        30,000        242,000
Citation Marion                           Marion, Alabama                        22,000        146,000
Citation Precision                        Rancho Cucamonga, California               (3)        68,000
Citation Wisconsin Castings-              Berlin, Wisconsin                      30,000        335,000
Berlin
Citation Wisconsin Castings-              Browntown, Wisconsin                   25,000        131,600
 Browntown
Custom Products                           Menomonee Falls and                        (4)       250,000
                                          Oconomowoc, Wisconsin
Custom Products-Albion                    Albion, Indiana                            (4)        67,000
Foundry Service                           Biscoe, North Carolina                 20,000        160,000
Southern Aluminum                         Bay Minette, Alabama                   22,000        255,000
Southern Ductile                          Bessemer, Alabama                      15,000        108,000
                                          Centreville, Alabama                    2,400         32,000

                                                                         Capacity /(1)/    Floor Space
Facility                                            Location             (Tons per Year)    (Sq. Ft.)
------------------------------------------------------------------------------------------------------
                                          Selma, Alabama                          5,000         30,000
Texas Foundries                           Lufkin, Texas                          90,000        595,000
Texas Steel Corporation                   Fort Worth, Texas                      23,500        454,000
                                                                                485,450      4,590,600

(1) Maximum capacity of each foundry is based on six days of operations per week with two ten-hour-shifts per day, except for Citation Wisconsin Castings-Browntown, which is based on one ten-hour-shift per day and Bohn Aluminum, which is based on five days of operations per week with three eight-hour-shifts per day.

(2) Citation Dycast is a die casting producer. Castings are measured as revenue per die cast machine. Estimated Dycast capacity is $1.5 million per machine, aggregating $36.0 million annually.

(3) Citation Precision sells aluminum and steel products. The value of these products are the dimensions and metallurgical properties. Capacity is measured in sales revenue, rather than tons. Estimated capacity of Citation Precision is approximately $33.0 million in annual sales revenue.

(4) Custom Products performs machining. Capacity is measured in sales revenue, rather than tons. Estimated capacity of Custom Products in Wisconsin is approximately $95.0 million in sales revenue, while Custom Products-Albion (Hi-Tech, Inc.) is approximately $15 million.

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

ITEM 3:   LEGAL PROCEEDINGS

     From time to time, the Company is named as a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceedings the resolution of which, either individually or in the aggregate, is expected by management of the Company to have a material adverse effect on the Company's cash flow, results of operations or financial condition or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the Company's fiscal year covered by this report, no matter has been submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     As of the Effective Time of the Merger, there was no longer any established public market for the Company's common stock. Prior to the Merger, from August 2, 1994 until December 1, 1999, the Company's common stock was listed and traded on the NASDAQ National Market System under the symbol CAST.

     As of December 1,1999, there were 21 holders of the Company's Common Stock.

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

     Under the terms of the senior credit facility dated as of November 30, 1999, the Company is prohibited from declaring or paying cash dividends with respect to its capital stock.

Recent Sales of Unregistered Securities

     On December 1, 1999, in connection with the Merger, the Company incurred $135.0 million in bridge financing indebtedness, consisting of (i) senior subordinated increasing rate Bridge Notes issued to Citation Funding, Inc. and First Union Investors, Inc. in a private placement in the aggregate principal amount of $101,250,000 and (ii) a Bridge Loan from The Chase Manhattan Bank in the principal amount of $33,750,000 (the Bridge Loan and Notes, collectively, the "Obligations"). See the discussion at note 20 of the Consolidated Financial Statements. Citation also issued warrants, equal to 5.0% of its fully diluted common stock, which have been deposited into an escrow account and are to be used in connection with selling, transferring, assigning or refinancing the Obligations after the first anniversary of the Effective Time of the Merger.
The warrants will be exercisable at $0.01 per share for a period of seven years from the date of release from escrow. The warrants have customary anti-dilution provisions, tag-along rights and demand and "piggy-back" registration rights. Any warrants issued in connection with any selling, transferring, assigning or refinancing the Obligations will be released from escrow, pro rata over the next four quarterly periods, to the holders of the Obligations. The Bridge Notes and the warrants were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, in a transaction not involving any public offering.

ITEM 6:   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report. The selected financial data as of and for the five years ended October 3, 1999 have been derived from the Company's consolidated financial statements, which were audited by PricewaterhouseCoopers LLP, the Company's independent accountants.

                                                                         Fiscal Year Ended /(1)/
                                                             (In thousands, except per share amounts)
                                               October 1,    September 29,    September 28,    September 27,    October 3,
                                                  1995            1996            1997             1998            1999
                                            -------------    -------------    ------------      -------------    ---------
Statement of Income Data:
Sales                                            $307,681         $487,753         $648,961         $724,017      $830,521
Cost of sales                                     243,493          404,961          538,502          612,035       704,370
                                                 --------         --------         --------         --------      --------
Gross profit                                       64,188           82,792          110,459          111,982       126,151
Selling, general and administrative
     expenses                                      32,697           45,844           58,066           63,603        72,710
FAS 121 impairment charge                               -                -                -           10,000             -
                                                 --------         --------         --------         --------      --------
Operating income                                   31,491           36,948           52,393           38,379        53,441
Interest expense, net                               3,974            7,866           14,433           15,254        22,359
Other expense (income)/(2)/                          (581)           1,178              (14)           2,155         8,130
                                                 --------         --------         --------         --------      --------
Income before provision for income taxes           28,098           27,904           37,974           20,970        22,952
Provision for income taxes                         11,019           11,162           14,810            8,178         9,940
                                                 --------         --------         --------         --------      --------

Net income                                       $ 17,079         $ 16,742         $ 23,164         $ 12,792      $ 13,012
                                                 ========         ========         ========         ========      ========
Earnings per share - basic                          $1.27            $0.95            $1.31            $0.72         $0.73
Weighted average number of shares                ========         ========         ========         ========      ========
     outstanding - basic                           13,438           17,694           17,733           17,838        17,885
                                                 ========         ========         ========         ========      ========
Earnings per share - diluted                        $1.25            $0.94            $1.29            $0.71         $0.72
Weighted average number of shares                ========         ========         ========         ========      ========
     outstanding - diluted                         13,652           17,866           17,918           18,042        17,968
                                                 ========         ========         ========         ========      ========
Other data (Unaudited):
Backlog (in dollars)                             $ 78,262         $ 84,596         $156,880         $196,677      $187,346
Capital expenditures                             $ 29,844         $ 31,166         $ 40,531         $ 47,679      $ 44,167
Depreciation and amortization                    $ 10,638         $ 20,151         $ 30,489         $ 36,275      $ 45,286
EBITDA /(3)/                                     $ 42,129         $ 57,099         $ 82,882         $ 84,654      $ 98,727
Gross margin                                         20.9%            17.0%            17.0%            15.5%         15.2%
Balance Sheet Data (at end of period):
Current assets                                   $ 94,591         $135,359         $160,503         $183,678      $218,154
Current liabilities                                56,015           72,855           93,957           99,056       116,050
Working capital                                    38,576           62,504           66,546           84,622       102,104
Net property, plant and equipment                 143,425          199,367          282,991          307,008       339,966
Total assets                                      271,871          383,557          493,296          569,265       688,890

                                                                         Fiscal Year Ended /(1)/
                                                             (In thousands, except per share amounts)
                                               October 1,    September 29,    September 28,    September 27,    October 3,
                                                  1995            1996            1997             1998            1999
                                            -------------    -------------    ------------      -------------    ---------
Short-term debt, including current
     portion of long-term debt                  $   6,553        $   2,654        $   2,994        $   6,316     $   2,331
Long-term debt, excluding current
     portion of long-term debt                  $  71,254        $ 140,946        $ 181,239        $ 237,525     $ 321,002
Stockholders' equity                            $ 132,476        $ 149,319        $ 172,639        $ 186,034     $ 199,323

(1) The Company operates on a 52- or 53-week fiscal year ending on the Sunday closest to September 30. Fiscal years 1995, 1996, 1997, and 1998 were 52-week fiscal years while 1999 was a 53-week fiscal year.

(2) The fourth quarter of fiscal 1999 and 1998 included $4,725 and $1,610, respectively, of expenses related to failed subordinated debt offerings which were recorded as non-operating expenses. Additionally, fiscal year 1999 included $1,590 of expenses resulting from stock option extensions related to the Kelso acquisition, as well as a recorded loss of $1,815 related to the sale of Oberdorfer, which was completed during the year.

(3) Earnings before interest, taxes, depreciation and amortization ("EBITDA") represent operating income plus depreciation and amortization. For fiscal 1998, the SFAS 121 impairment charge of $10.0 million is also added to operating income. EBITDA should not be considered as an alternative measure of net income or cash provided by operating activities (both as determined in accordance with generally accepted accounting principles), but it is presented to provide additional information related to the Company's debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto, included elsewhere in this annual report.

     The Company operates on a 52- or 53- week year, ending on the Sunday closest to September 30. Fiscal years 1994, 1995, 1996, 1997 and 1998 consisted of 52 weeks. The fiscal year ending October 3, 1999 was a 53 week year.

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

Overview

     The Company manufactures cast, forged and machined components made primarily from iron, steel and aluminum. The Company's products are used primarily in the automotive, heavy truck, construction and mining equipment, aerospace and agricultural and other capital and durable goods industries in a wide range of applications, including braking, steering, engine and drive train parts for passenger cars, SUVs and light trucks; suspension and transmission parts for medium and heavy trucks; wheels, differential housings and ground engaging tools for construction and mining equipment; parts for aircraft engines, landing gear and structural airframes; and various other critical parts for agricultural, capital and durable goods. The Company distributes its products principally to manufacturers, including OEMs and Tier 1 suppliers.

     The Company's sales and earnings are dependent upon automotive, medium and heavy truck, construction equipment and agricultural, durable and other capital goods production and consumer spending, and are significantly affected by the strength of the general economy. Since 1995, the Company has experienced strong demand in the automotive and medium and heavy-truck markets, and since it acquired Citation Precision in March 1998, the Company has experienced strong demand in the aerospace market. Since the fourth fiscal quarter of 1998, the Company has experienced a decrease in demand in the construction equipment and agricultural, durable and other capital goods markets. Recent economic weakness in Asia has caused a reduction in demand for heavy construction equipment. Historically low commodity prices have reduced sales to the agricultural equipment industry. Also, low oil prices in the end of 1998 and the beginning of 1999 led to lower capital spending by the petrochemical and natural gas industry, reducing orders for the Company's products in these markets. In addition, the fourth quarter of fiscal 1998 was negatively affected by a strike at GM which reduced direct and indirect sales to GM during the quarter.

     Most of the purchase orders the Company enters into with its customers provide that the Company will supply the part or parts covered by the order for the entire life of the product or platform. The life of a part exists for at least as long as the model into which it is integrated. The life of any particular model varies by industry, with the shortest being 3 to 5 year average production runs in the automotive industry and the longest being up to 10 to 15 year average production runs in the construction industry. In addition, most of the purchase orders the Company enters into:

(1) are on a sole-source basis, where the Company is the only supplier to the customer for the part covered by the order, (2) do not require the purchase by the customer of a minimum number of units, and (3) provide for price adjustments related to changes in the cost of the Company's raw materials, including scrap, steel, aluminum, or forge billet or bar stock. Also, consistent with industry practices, certain of the Company's contracts with automotive customers provide for annual price reductions.

     The principal components of the cost of sales of the Company's products are labor (including benefits) and materials, which constituted approximately 65% of the total cost of sales for the year ended October 3, 1999. The remaining 35% of the total cost is comprised of supplies and maintenance, utilities, depreciation, outside services and other costs.

Results of Operations

     The following table sets forth operating results expressed as a percentage of sales for the periods indicated and the percentage change in such operating results between periods.

                                                                         Period-to-Period
                                                                            Percentage
                                       Percentage of Sales                   Increase
                                        Fiscal Year Ended                   (Decrease)
                               ---------------------------------   ---------------------------
                                                                       1998          1999
                                  Sept.28,   Sept. 27,   Oct. 3,   compared to    compared to
                                    1997       1998       1999         1997          1998
                               ------------  ----------  -------   ------------  -------------
Sales                                100.0       100.0     100.0          11.6           14.7
Cost of sales                         83.0        84.5      84.8          13.7           15.1
                                  --------    --------  --------
Gross profit                          17.0        15.5      15.2           1.4           12.7
Selling, general and
     administrative expenses           8.9         8.8       8.8           9.5           14.3
Impairment charge                      0.0         1.4       0.0         100.0          100.0
                                  --------    --------  --------
Operating income                       8.0         5.3       6.4         (26.7)          39.2
Interest expense, net                  2.2         2.1       2.7           5.7           46.6
Other expense (income)                 0.0         0.3       1.0       15492.9          280.5
                                  --------    --------  --------
Income before income taxes             5.9         2.9       2.8         (44.8)           9.5
                                  ========    ========  ========

___________

Fiscal Year Ended October 3, 1999 Compared to Fiscal Year Ended September 27,
1998

     Sales.   Sales increased 14.7%, or $106.5 million, to $830.5 million in
1999 from $724.0 million in 1998. The increase includes $123.8 million attributable to the incremental sales at Custom, Marion, Precision, Dycast, and Camden (collectively, the "acquisitions"), a decrease of $3.7 million related to the divestiture of Oberdorfer, a former division located in Syracuse, New York, and a 1.9% decrease or $13.6 million in reduced revenues from Citation's existing operations. Citation's Industrial Group had reduced sales of 17.8% or $70.5 million from existing units due to a reduction in orders, principally from customers in the construction equipment, mining equipment, farm implement, and/or oil tool industries. Sales by existing units in its Automotive Group increased 17.2% or $50.0 million, principally due to new business.

     Gross Profit. Gross profit increased 12.7%, or $14.2 million, to $126.2 million in 1999 from $112.0 million in 1998. The gross profit margin declined slightly to 15.2% for 1999 from 15.5% in 1998. The gross margin on a same store basis decreased slightly to 15.2% in 1999, down from 15.7% in 1998. The principal reason for this decrease was that the Company could not reduce the fixed portion of cost of sales, which represents approximately 30% of total cost of sales, as quickly as the variable portion of cost of sales in conjunction with the recent volume declines at the Industrial Group. This was partially offset by better margins in the Automotive Group due to the increased volumes.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased 14.3%, or $9.1 million, to $72.7 million in 1999 from $63.6 million in 1998. SG&A costs as a percentage of sales held constant at 8.8% in 1999 compared to 1998. SG&A costs attributable to the acquisitions were $11.2 million in 1999. SG&A costs on a same store basis were $61.6 million in 1999 versus $63.0 million in 1998. The principal reasons for this decrease were reduced selling expenses due to the elimination of outside sales representatives and agents at the industrial groups and reduced management bonus payments due to lower profitability.

     Operating Income. Operating income increased 39.2%, or $15.0 million, to $53.4 million in 1999 from $38.4 million in 1998. Operating margin also increased to 6.4% in 1999 from 5.3% in 1998. This increase is primarily attributable to the absence in 1999 of a $10 million asset impairment charge at the Company's Oberdorfer division which adversely affected operating income in 1998. Operating income attributable to the acquisitions was $7.7 million, while same store operating income decreased by $4.5 million in 1999.

     Interest Expense. Interest expense, net of interest income, increased 46.6%, or $7.1 million, to $22.4 million in 1999 from $15.3 million in 1998. The increase primarily reflects the cost of financing the acquisitions.

     Other Expenses. Other expenses includes the loss on sale related to the sale of Oberdorfer, which is described in Note 18 of the consolidated financial statements, as well as $4.7 million of expenses related to a failed debt offering during fiscal year 1999, and $1.6 million of expenses resulting from stock option term extensions related to the Kelso acquisition. The 1998 amount includes $1.6 million of expenses related to a failed debt offering and $0.6 million of consulting, legal and due diligence costs for acquisitions that were not completed.

     Net Income. Net income increased 1.7%, or $0.2 million, to $13.0 million in 1999 from net income of $12.8 million in 1998. Net income for 1999 was 1.5% of sales, as compared to 1.8% of sales in 1998.

Fiscal Year Ended September 27, 1998 Compared to Fiscal Year Ended September 28, 1997

     Sales. Sales increased 11.6%, or $75.1 million, to $724.0 million in 1998 from $649.0 million in 1997. Of this increase, $62.5 million was related to sales from Citation's 1998 acquisitions and a full year of operations at Citation's Interstate Forging division as compared to eleven months in 1997. During fiscal year 1998, Citation acquired Camden Casting, Dycast and Citation Precision. If Citation's operations were compared on a "same store" basis, i.e., excluding the sales increase resulting from the acquisitions, sales revenue increased approximately $12.6 million or 1.9%. Management believes this increase was primarily attributable to the strength of the underlying economy and its positive impact on Citation's customers, as well as capacity expansions at selected Citation facilities. The sales increase was partially offset by the General Motors strike in the fiscal 1998 fourth quarter. Additionally, Citation experienced reduced orders for oil tool, construction equipment, mining equipment, and farm implement parts during the 1998 fourth quarter.

     Gross Profit.   Gross profit increased 1.4%, or $1.5 million, to $112.0
million in 1998 from $110.5 million in 1997. Gross margin decreased to 15.5% in 1998 from 17.0% in 1997. Excluding the 1998 acquisitions and the one month effect of the 1997 Interstate Forging acquisition, gross profit on a same store basis decreased $8.0 million to $102.5 million. Gross margin on a same store basis decreased to 15.5% in 1998 from 17.0% in 1997. The decreases in gross profit on a same store basis and the decreases in gross margin are primarily attributable to operating losses at Citation's Oberdorfer division, the impact of the General Motors strike in the fiscal fourth quarter, costs associated with new product launches, and the slow down in several capital goods sectors discussed in the preceding paragraph.

     Selling, General and Administrative Expenses. SG&A expenses increased 9.5%, or $5.5 million, to $63.6 million in 1998 from $58.1 million in 1997. Approximately $6.2 million of this increase is related to the 1998 acquisitions. On a same store basis, SG&A costs decreased by $658 thousand. The decrease is primarily attributable to cost cutting programs implemented by Citation in fiscal 1998.

     Operating Income. Operating income decreased 26.7%, or $14.0 million, to $38.4 million in 1998 from $52.4 million in 1997. Operating margin decreased to 5.3% in 1998 from 8.1% in 1997. The decrease in operating income and operating margins was related to several factors. The most significant contributor to the decreases was the $10 million asset impairment charge at Citation's Oberdorfer division. Additionally, Citation was negatively affected by the General Motors strike, a slow down in several capital goods sectors, start-up costs of a number of product and process launches, and an additional $5.6 million in operating losses at the Oberdorfer division as compared to the prior year. Net operating income attributable to the 1998 acquisitions was $3.3 million, while same store operating income decreased by $17.3 million in 1998.

     Interest Expense. Interest expense, net of interest income, increased 5.7%, or $0.8 million, to $15.2 million in 1998 from $14.4 million in 1997.
This increase is primarily attributable to significantly higher average debt balances related to an "earn out" contingent payment during the second quarter of 1998 relating to the acquisition of Interstate, and the acquisitions of Camden Casting, Dycast, and Citation Precision during the first nine months of fiscal 1998. The purchase price plus assumed debt from the above acquisitions was approximately $58.6 million. However, increased interest expense in fiscal 1998 from Citation's overall higher debt balances was offset by an interest rate reduction of approximately 0.5% when its credit facility was amended during July 1997. Citation capitalized $1.1 million of interest costs in 1998 as compared to $0.4 million in 1997 due to increased capital expansion activity.

     Net Income. Net income decreased 44.8%, or $10.4 million, to $12.8 million in 1998 from net income of $23.2 million in 1997. Net income for 1998 was 1.8% of sales, as compared to 3.6% of sales in 1997. The 1998 acquisitions (including the one additional month of Interstate in 1998) generated positive net income of $323 thousand in fiscal 1998.

Supplemental Quarterly Information

     The following table presents selected unaudited quarterly results for fiscal years 1998 and 1999. The Company's sales are generally lower in its first fiscal quarter due to plant closings by major customers for vacations, holidays, and model changeovers. In addition, the Company's operations usually take normal one-week shutdowns during July. The units lose production for the week (or weeks) they are down and also incur heavier than normal maintenance expenses during this period. These events negatively affect gross margins at operating units in both the first and fourth fiscal quarters.

                                                                    Fiscal Quarters Ended
                                Dec. 28,    Mar. 29,    June 28,    Sept. 27,    Dec. 27,    Mar. 28,    June 27,     Oct. 3,
                                  1997        1998        1998         1998        1998        1999        1999        1999
                                ---------------------------------------------------------------------------------------------
                                                   (In thousands, except per share amounts)
                                                                    (Unaudited)
Sales                           $170,223    $193,091    $196,466     $164,237    $184,860    $213,383    $214,715    $217,563
Gross profit                      26,998      34,090      35,965       14,929      26,668      35,293      33,374      30,816
SG&A expenses                     15,381      16,613      15,944       15,665      16,035      18,749      18,190      19,736
Impairment charge                     --          --          --       10,000          --          --          --          --
Operating income (loss)           11,617      17,477      20,021      (10,736)     10,633      16,544      15,184      11,080
Income (loss) before taxes         8,392      13,777      15,906      (17,105)      5,990      10,930       7,874      (1,842)
Net income (loss)                  5,119       8,404       9,703      (10,434)      3,594       6,558       4,724      (1,864)
Net income (loss) per           $   0.29    $   0.47    $   0.54       ($0.58)   $   0.20    $   0.37    $   0.26      ($0.10)
 share-basic
Net income (loss) per           $   0.28    $   0.47    $   0.54       ($0.58)   $   0.20    $   0.37    $   0.26      ($0.10)
 share-diluted
As a Percentage of Sales               %           %           %            %           %           %           %           %
Gross profit                        15.9        17.7        18.3          9.1        14.4        16.5        15.5        14.2

                                                                    Fiscal Quarters Ended
                                Dec. 28,    Mar. 29,    June 28,    Sept. 27,    Dec. 27,    Mar. 28,    June 27,     Oct. 3,
                                  1997        1998        1998         1998        1998        1999        1999        1999
                                ---------------------------------------------------------------------------------------------
                                                     (In thousands, except per share amounts)
                                                                    (Unaudited)
SG&A expenses                        9.1         8.6         8.1          9.4         8.7         8.8         8.5         9.1
Operating income (loss)              6.7         9.0        10.2         (6.4)        5.8         7.8         7.1         5.1
Income (loss) before taxes           4.9         7.1         8.1        (10.4)        3.2         5.1         3.7        (0.8)

Note:   The fourth quarter of fiscal 1999 and 1998 included $4,725 and $1,610, respectively, of expenses related to failed subordinated debt offerings which were recorded as non-operating expenses. Additionally, the fourth quarter of fiscal year 1999 included $1,590 of expenses resulting from the stock option extensions related to the kelso acquisition.

Liquidity and Capital Resources

     Historically, Citation's principal capital requirements have been to fund capital expenditures, working capital and acquisitions. Citation has used cash generated from operations, borrowings under its existing credit agreement and proceeds from public equity offerings to fund its capital requirements.

     Net cash provided by operating activities primarily represents net income plus non-cash charges for depreciation, amortization and deferred income taxes and changes in working capital positions. Because of the capital intensive nature of the Company's business, non-cash charges for depreciation and amortization are substantial. Net cash provided by operating activities was $68.4 million, $45.9 million and $66.6 million in fiscal 1997, 1998 and 1999, respectively.

     Net cash used in investing activities in fiscal 1997, 1998 and 1999 was $82.0 million, $104.6 million and $114.1 million, respectively. Substantially all of the above investment activities were for capital expenditures and acquisitions.

     Citation had net cash provided by financing activities of $13.9 million, $58.4 million and $47.3 million for fiscal 1997, 1998 and 1999, respectively. For fiscal 1997, 1998, and 1999 net cash of $18.0 million, $57.0 million and $54.5 million, respectively, was provided from Citation's credit facility, capital lease obligations, and other financing arrangements. Citation has no current plans to pay dividends, as future earnings of Citation are expected to be retained for use in the business.

     As part of the merger and the transactions contemplated by the merger, following the close of the 1999 fiscal year, Citation entered into new senior credit facilities. Under the senior credit facilities, Citation will be required to make scheduled principal payments of the $50 million Tranche A Term Loan over its 6 year term, and the $210 million Tranche B over its 8 year term.

     Also, in connection with the merger, Citation entered into a $135 million subordinated debt agreement with a one-year term and an initial interest rate of 13.25%. This rate increases by a minimum of 0.5% each quarter, with a maximum rate of 17.5%. The Company plans to refinance this loan with longer term fixed rate debt during fiscal year 2000.

     This transaction and the outstanding debt balances at September 27, 1998 and October 3, 1999 are described more fully in notes 6 and 20, respectively, of the consolidated financial statements included elsewhere in this annual report on Form 10-K.

     Following the merger and the transactions contemplated by the merger, the Company's principal source of liquidity will be cash flow generated from operations and borrowings under its $100 million revolving credit facility. Principal capital requirements will be to fund debt service requirements, capital expenditures and working capital. The Company expects that cash flow generated from operations and amounts available for borrowing under the revolving credit facility will be adequate to fund its capital requirements for the foreseeable future.

     Citation's ability to service indebtedness will depend on its future performance, and will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond the Company's control. Management believes that, based on the current levels of operations, the Company will be able to meet its debt service obligations when due. If the Company cannot generate sufficient cash flow from operations to service indebtedness and to meet other obligations and commitments, it may be required to refinance existing debt or to dispose of assets. The senior credit facilities impose restrictions on the Company's ability to make capital expenditures and both the senior credit facilities and the indenture governing the notes will limit the Company's ability to incur additional indebtedness.

Capital Expenditures

     In addition to keeping current facilities properly equipped and maintained, the Company makes substantial commitments to replacing, enhancing and upgrading its facilities in order to meet or exceed customer expectations, reduce production costs, increase flexibility for quick response to market fluctuations, meet environmental requirements and enhance safety. The Company spent approximately $40.5 million, $47.7 million and $44.2 million during fiscal 1997, 1998 and 1999, for the purpose of improving production efficiency, expanding capacity and technological capability, reducing costs and complying with regulatory requirements. The Company believes that generally expenditures of amounts at least equal to its annual depreciation charge are necessary in order to maintain its facilities in competitive working order and, in years when substantial new capacity is added, capital expenditures may significantly exceed the Company's depreciation charge.

     At October 3, 1999, the Company had invested approximately $11.6 million in its joint venture with Caterpillar, Aceros Fundidos Internacionales, for the construction of a steel casting facility in Mexico. The Company's estimated capital budget for fiscal year 2000 is $50 million. Based on historical trends, approximately half of all capital expenditures are for maintenance, environmental and regulatory compliance with the balance comprised of expansion and new product related capital expenditures.

Seasonality

     Citation's sales are generally lower in its first and fourth fiscal quarters due to plant closings by major customers for vacations, holidays and model changeovers. The Company's foundries incur heavier than normal maintenance expenses during shutdowns. These events negatively affect gross margins at operating units in both the first and fourth quarters. As a result, the inherent seasonality of these industries may affect Citation's future sales and earnings, particularly during periods of slow economic growth or recession.

Inflation

     Management does not believe that inflation has been a material factor in any of the periods presented. Citation is generally able to pass raw materials cost increases through to its customers. However, in periods of rapidly rising steel scrap prices, Citation may lag behind the market on the amount it can pass through to customers, and its results of operations may be adversely affected during these periods.

Recently Issued Accounting Standards

     Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report describe certain recently issued accounting standards.

Year 2000 (Y2K) Readiness Disclosure

     General. Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, and as a result they may be unable to process accurately certain data before, during or after the year 2000. The Company has addressed the "Year 2000" issue through a company-wide Y2K project.

     The project involved reviewing current software as well as embedded systems in certain manufacturing equipment and surveying each of the divisional operations to assess the impact of the Y2K issue. The project was coordinated by a twenty-five member team. This team included five personnel from corporate headquarters, including the overall coordinator, and a coordinator at each division. The Company believes the project was 100% completed at October 3, 1999. The Company has also developed a contingency plan that involves manual processing, system backups, increased inventory from critical suppliers and the selection of alternative suppliers of critical materials.

     Project. The project was divided into five major sections: infrastructure, applications software, manufacturing software, process control and instrumentation (referred to herein as PC&I) and third party suppliers/customers. At each of the locations a Y2K team leader was designated who helped direct the phases of the project. These phases, which are common to the five major sections, were as follows: (1) inventorying Y2K items; (2) assessing compliance to Y2K for the items identified; (3) developing a strategy for remediation of noncompliant items; (4) implementing the remediation strategy; and (5) obtaining independent validation from external resources as to compliance.

     The infrastructure and applications software sections consisted of an analysis of hardware and systems software. The applications software included both the conversion of applications that were not Y2K compliant and, where available from the supplier, the replacement of such software. The Company believes the inventory, assessment, implementation and validation for the infrastructure, applications software and manufacturing software were 100% complete at October 3, 1999. With respect to the manufacturing software, the Company believes that 100% of its divisions are compliant, with approximately 70% using B&L Information Systems, which the Company believes is Y2K compliant, and another 30% using other manufacturing software that the Company also believes is Y2K compliant. The Company believes these three sections of the Project were 100% complete at October 3, 1999.

     The PC&I section of the Project included the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by Citation. The Company believes that 100% of the PC&I Y2K were inventoried and identified and deemed to be Y2K compliant. The Company believes all of the PC&I equipment was Y2K compliant at October 3, 1999.

     The third party suppliers/customers section of the Project involved sending a Y2K compliance questionnaire to all key suppliers as well as addressing any independent review of Citation's compliance by certain of its customers. The Company obtained evidence from key suppliers documenting their compliance with the Y2K standards and monitored vendors that were noncompliant for contingency planning purposes. The Company's contingency plan in the event of the noncompliance by key suppliers is to contact alternative suppliers and to increase critical inventory prior to 2000. The Company believes that this section was fully implemented at October 3, 1999.

     Once the strategy of the Project was implemented, the Company had independent validation of its Y2K compliance. Major customers along with external entities hired by Citation continued to review certain of the divisions' computer systems for compliance. This external review was completed in the Fall of 1999. The costs associated with the Project were expensed as incurred. Citation did not separately track internal costs incurred for the Project; these costs however, consisted principally of the related payroll costs of information systems group.

     Risks. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could significantly harm results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K issue, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Y2K issue and, in particular, about the Y2K compliance and readiness of external parties. The Company believes that, with the implementation and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced, and the Company does not believe it has any material exposure to contingencies related to the Y2K issue for products already sold.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Like all companies, the Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows. To manage this risk, the Company has entered into interest rate swap agreements with BankOne, a major financial institution, to minimize the risk of credit loss. The Company uses these swap agreements to reduce risk by essentially creating offsetting market exposures. The swap agreements are not held for trading purposes. As of October 3, 1999, the Company's fixed interest rates, including margins, ranged from 8.60% to 8.84% on the interest rate swap agreements. As discussed in note 20 to the Company's consolidated financial statements, the swap agreements were terminated subsequent to October 3, 1999 in connection with the acquisition of the Company by Kelso. For more information on the swap agreements, see notes 1 and 6 to the Company's consolidated financial statements.

ITEM 8:   FINANCIAL STATEMENTS
     The following financial statements are contained in this report.
                                                                                                            Page
                                                                                                            ----
Report of Independent Accountants..........................................................................   32
Consolidated Financial Statements for Years Ended October 3, 1999, September 27, 1998,
     and September 28, 1997
          Consolidated Balance Sheets......................................................................   33
          Consolidated Statements of Income................................................................   34
          Consolidated Statements of Comprehensive Income..................................................   35
          Consolidated Statements of Stockholders' Equity..................................................   36
          Consolidated Statements of Cash Flows............................................................   37
          Notes to Consolidated Financial Statements.......................................................   38
Report of Independent Accountants on Financial Statement Schedules.........................................  236
Schedule II - Valuation and Qualifying Accounts............................................................  237

                       Report of Independent Accountants

To the Stockholders
Citation Corporation and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Citation Corporation and subsidiaries (the Company) at October 3, 1999 and September 27, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 3, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
December 1, 1999

Citation Corporation and Subsidiaries
Consolidated Balance Sheets
September 27, 1998 and October 3, 1999
(In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

                                                                              September 27,       October 3,
                                                                                  1998              1999
                                                                              -------------       ----------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                    $   2,322         $   2,035
  Accounts receivable - trade, less allowance for doubtful accounts
    of $2,860 and $3,543 in 1998 and 1999, respectively                          103,152           128,471
  Inventories                                                                     56,353            56,585
  Income tax receivable                                                            3,882             3,516
  Deferred income taxes                                                            9,751            14,986
  Prepaid expenses and other current assets                                        8,218            12,561
                                                                               ---------         ---------
          Total current assets                                                   183,678           218,154
Property, plant, and equipment, net of accumulated depreciation                  307,008           339,966
Intangible assets, net of accumulated amortization                                74,595           111,614
Other assets                                                                       3,984            19,156
                                                                               ---------         ---------

          Total assets                                                         $ 569,265         $ 688,890
                                                                               =========         =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                                               $   5,304         $   1,751
  Current portion of long-term debt                                                6,316             2,331
  Accounts payable                                                                46,802            60,131
  Accrued wages and benefits                                                       8,942            12,052
  Accrued benefit plan contributions                                               3,664             3,862
  Accrued vacation                                                                 5,542             7,021
  Accrued insurance reserves                                                       6,997             7,856
  Accrued interest                                                                 1,556             2,132
  Other accrued expenses                                                          13,933            18,914
                                                                               ---------         ---------

          Total current liabilities                                               99,056           116,050
Credit facility                                                                  232,993           316,891
Other long-term debt, less current portion above                                   4,532             4,111
Deferred income taxes                                                             39,382            45,787
Other liabilities                                                                  7,268             6,728
                                                                               ---------         ---------

          Total liabilities                                                      383,231           489,567
                                                                               ---------         ---------

Commitments and contingencies (Notes 14 and 17)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized, none issued and outstanding (Note 8)
  Common stock, par value $0.01 per share; 30,000,000 shares authorized, 17,932,402 and 17,944,402 shares issued and
    17,889,113 and 17,884,739 shares outstanding in 1998 and
    1999, respectively                                                               179               179
  Additional paid-in capital                                                     107,844           108,402
  Retained earnings                                                               78,011            91,023
  Accumulated other comprehensive income (loss), net of tax                                           (281)
                                                                               ---------         ---------

          Total stockholders' equity                                             186,034           199,323
                                                                               ---------         ---------

          Total liabilities and stockholders' equity                           $ 569,265          $688,890
                                                                               =========         =========

 The accompanying notes are an integral part of these consolidated financial statements.

Citation Corporation and Subsidiaries
Consolidated Statements of Income
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

                                                                                   Year Ended
                                                         --------------------------------------------------------------
                                                          September 28,           September 27,            October 3,
                                                               1997                    1998                    1999
                                                         ---------------          --------------           ------------
Sales                                                    $       648,961          $      724,017           $    830,521
Cost of sales                                                    538,502                 612,035                704,370
                                                         ---------------          --------------           ------------
Gross profit                                                     110,459                 111,982                126,151

Selling, general, and administrative expenses                     58,066                  63,603                 72,710
Impairment charge (Note 18)                                                               10,000
                                                         ---------------          --------------           ------------
Operating Income                                                  52,393                  38,379                 53,441
                                                         ---------------          --------------           ------------
Other expenses (income)
 Interest expense, net of amounts capitalized of $388,
  $1,148, and $680 in 1997, 1998 and 1999 respectively            14,433                  15,254                 22,359
 Other, net (Notes 6, 7 and 18)                                      (14)                  2,155                  8,130
                                                         ---------------          --------------           ------------
                                                                  14,419                  17,409                 30,489
                                                         ---------------          --------------           ------------
Income before provision for income taxes                          37,974                  20,970                 22,952

Provision for income taxes                                        14,810                   8,178                  9,940
                                                         ---------------          --------------           ------------
         Net income                                      $        23,164          $       12,792           $     13,012
                                                         ===============          ==============           ============

Earnings per share - basic                               $          1.31          $          .72           $        .73
                                                         ===============          ==============           ============
Weighted average shares outstanding - basic                   17,733,157              17,838,354             17,884,702
                                                         ===============          ==============           ============
Earnings per share - diluted                             $          1.29          $          .71           $        .72
                                                         ===============          ==============           ============
Weighted average shares outstanding - diluted                 17,917,609              18,042,346             17,968,128
                                                         ===============          ==============           ============






  The accompanying notes are an integral part of these consolidated financial statements

Citation Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands)
--------------------------------------------------------------------------------


                                                                                      Year Ended
                                                                  --------------------------------------------------
                                                                  September 28,       September 27,       October 3,
                                                                       1997                1998              1999
                                                                  -------------       -------------       -----------
Net income                                                        $     23,164        $     12,792        $   13,012
                                                                  -------------       -------------       -----------
Other comprehensive income (loss), before tax:
    Minimum pension liability adjustment                                                                        (469)

Income tax benefit related to other
    comprehensive income (loss)                                                                                  188
                                                                  -------------       -------------       -----------
Other comprehensive income (loss), net of tax                                -                   -              (281)
                                                                  -------------       -------------       -----------
          Comprehensive income, net of tax                        $     23,164        $     12,792        $   12,731
                                                                  =============       =============       ===========

 The accompanying notes are an integral part of these consolidated financial statements.

Citation Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(in Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                            Number                            Additional
                                                              of                Par            Paid-In           Retained
                                                            Shares             Value           Capital           Earnings
                                                        --------------        --------        ----------        ----------
Balance, September 29, 1996                                 17,715,540         $   177        $  107,087          $ 42,055
Issuance of common stock
  under Incentive Award Plan                                    59,310               1               498
Purchase of common shares
  for constructive retirement                                  (15,250)                             (255)
Subscriptions under employee
  stock purchase plan                                                                                (88)
Net income                                                                                                           23,164
                                                        --------------        --------        ----------          ---------

Balance, September 28, 1997                                 17,759,600             178           107,242             65,219
Issuance of common stock
  under Incentive Award Plan                                   157,552               1             1,418
Purchase of common shares
  for constructive retirement                                  (28,039)                             (568)
Subscriptions under employee
  stock purchase plan                                                                               (248)
Net income                                                                                                           12,792
                                                        --------------        --------        ----------          ---------

Balance, September 27, 1998                                 17,889,113             179           107,844             78,011
Issuance of common stock
  under Incentive Award Plan                                    12,000                                96
Purchase of common shares
  for constructive retirement                                  (16,374)                             (206)
Subscriptions under employee
  stock purchase plan                                                                               (456)
Distributions to former S corporation
  stockholders                                                                                      (466)
Change in comprehensive income
  (loss), net of taxes
Compensation expense related to extension of
  stock option terms (Note )                                                                       1,590
Net income                                                                                                           13,012
                                                        --------------        --------        ----------          ---------
Balance, October 3, 1999                                    17,884,739         $   179        $  108,402          $  91,023
                                                        ==============        ========        ==========          =========


                                                             Accumulated
                                                            Comprehensive
                                                            Income (Loss)
                                                             Net of Tax               Total
                                                          -----------------        ----------
Balance, September 29, 1996                                 $                       $ 149,319
Issuance of common stock
  under Incentive Award Plan                                                              499
Purchase of common shares
  for constructive retirement                                                            (255)
Subscriptions under employee
  stock purchase plan                                                                     (88)
Net income                                                                             23,164
                                                            --------------          ---------

Balance, September 28, 1997                                              0            172,639
Issuance of common stock
  under Incentive Award Plan                                                            1,419
Purchase of common shares
  for constructive retirement                                                            (568)
Subscriptions under employee
  stock purchase plan                                                                    (248)
Net income                                                                             12,792
                                                            --------------          ---------

Balance, September 27, 1998                                              0            186,034
Issuance of common stock
  under Incentive Award Plan                                                               96
Purchase of common shares
  for constructive retirement                                                            (206)
Subscriptions under employee
  stock purchase plan                                                                    (456)
Distributions to former S corporation
  stockholders                                                                           (466)
Change in comprehensive income
  (loss), net of taxes                                                (281)              (281)
Compensation expense related to extension of
  stock option terms (Note 7)                                                           1,590
Net income                                                                             13,012
                                                            --------------         ----------
Balance, October 3, 1999                                    $         (281)        $  199,323
                                                            ==============         ==========

 The accompanying notes are an integral part of these consolidated financial statements.

Citation Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands)
--------------------------------------------------------------------------------

                                                                                   September 28,     September 27,     October 3,
                                                                                      1997              1998              1999
                                                                                   -------------     -------------     ----------
Cash flows from operating activities:
  Net income                                                                       $  23,164         $ 12,792          $  13,012
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for losses on receivables                                                  64             1,249             1,910
     Provision for loss on sale of Oberdorfer                                                                              1,815
     Impairment charge                                                                                  10,000
     Non-cash compensation expense                                                                                         1,590
     Depreciation expense                                                             26,539            31,649            38,670
     Amortization expense                                                              3,950             4,626             6,616
     Deferred income taxes, net                                                        3,045             1,422             7,917
     Loss (gain) on sale of property, plant, and equipment                              (116)              114              (117)
     Changes in operating assets and liabilities, net:
       Accounts receivable - trade                                                    (3,729)           (1,605)          (14,174)
       Inventories                                                                    (1,175)           (1,377)            5,346
       Prepaid expenses and other assets                                               1,519              (842)             (690)
       Income tax receivable                                                           3,655            (3,836)             (703)
       Income tax payable                                                              3,520            (2,745)                0
       Accounts payable                                                                3,828            (1,126)            4,492
       Accrued expenses and other liabilities                                          4,159            (4,424)              913
                                                                                   ----------        ----------        ----------
          Net cash provided by operating activities                                   68,423            45,897            66,597
                                                                                   ----------        ----------        ----------
Cash flows from investing activities:
  Property, plant, and equipment expenditures                                        (40,531)          (47,679)          (44,167)
  Proceeds from sale of property, plant, and equipment                                   371               463               976
  Cash paid for acquisitions                                                         (51,089)          (55,943)          (61,787)
  Investment in joint venture                                                                           (1,441)          (10,158)
  Proceeds from sale of subsidiaries                                                   9,006                               1,000
  Other nonoperating assets, net                                                         250               (12)
                                                                                   ----------        ----------        ----------
          Net cash used in investing activities                                      (81,993)         (104,612)         (114,136)
                                                                                   ----------        ----------        ----------

Cash flows from financing activities:
  Cash overdraft                                                                      (3,890)            1,093            (5,942)
  Issuance of common stock                                                               499             1,419                96
  Purchase of common stock for constructive retirement                                  (255)             (568)             (206)
  Subscriptions under employee stock purchase plan                                       (88)             (248)             (456)
  Other long-term debt, net                                                           (3,029)           (2,992)          (16,737)
  Debt financing costs                                                                  (287)             (291)             (318)
  Repayment of acquired debt                                                         (16,340)           (2,621)          (12,617)
  Distributions to former S corporation stockholders                                                                        (466)
  Credit facility, net change                                                         37,338            62,600            83,898
                                                                                   ----------        ----------        ----------
          Net cash provided by financing activities                                   13,948            58,392            47,252
                                                                                   ----------        ----------        ----------

          Net increase (decrease) in cash and cash equivalents                           378              (323)             (287)
Cash and cash equivalents, beginning of year                                           2,267             2,645             2,322
                                                                                   ----------        ----------        ----------

Cash and cash equivalents, end of year                                             $   2,645         $   2,322         $   2,035
                                                                                   ==========        ==========        ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                                      $  13,932         $  16,672         $  21,782
                                                                                   ==========        ==========        ==========

     Income taxes, net of refunds received                                         $   3,431         $  13,233         $   2,698
                                                                                   ==========        ==========        ==========

See Notes 7, 17 and 18 for additional disclosures of cash flow information

 The accompanying notes are an integral part of these consolidated financial statements

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


1. Organization and Operations

   Citation Corporation and subsidiaries (the Company) is a manufacturer of cast, forged, and machined components for the capital and durable goods industries. At its operating divisions, the Company produces aluminum, iron and steel castings, steel forgings, and machined and assembled components for automobiles, light, medium and heavy trucks, off-highway construction equipment, agricultural equipment, pumps, compressors and industrial valves, and other durable goods. The Company owns and operates businesses in Alabama, California, Illinois, Indiana, New York, North Carolina, Ohio, Tennessee, Texas, and Wisconsin, which function as separate divisions or subsidiaries. References herein to Alabama Ductile Casting Company (ADCC), Berlin Foundry Corporation (Berlin), Bohn Aluminum Corporation (Bohn), Camden Casting Center (Camden), Castwell Products (Castwell), Citation Foam Casting Company (CFCC), Citation Marion (Marion), Citation Precision, Inc. (Citation Precision), Custom Products Corporation (Custom), Dycast, Inc. (Dycast), Foundry Service Company (FSC), Hi-Tech Corporation (Hi-Tech), Interstate Forging Industries, Inc. (Interstate), Iroquois Foundry Corporation (Iroquois), Mabry Foundry (Mabry), Mansfield Foundry Corporation (Mansfield), Oberdorfer Industries (Oberdorfer), Southern Ductile Casting Company (SDCC), Southern Aluminum Castings Company (SACC), Texas Foundries, and Texas Steel Company (Texas Steel) refer to operations of these divisions or subsidiaries. The Company also has a wholly owned subsidiary, Citation Automotive Sales Corp. (CAS), which operates a sales and engineering office in Detroit, Michigan. As discussed in Note 18, Oberdorfer was sold by the Company on June 16, 1999. Also, as discussed in Note 20, the Company was merged on December 1, 1999.

   The consolidated financial statements and notes thereto include the accounts of Citation Corporation and its divisions and wholly-owned subsidiaries, as well as its 50% interest in a Mexican joint venture discussed in Note 14. All significant intercompany balances and transactions have been eliminated.

   The Company sells castings and forgings to customers in various industries and geographic regions of the United States. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition and does not generally require collateral. Significant volumes of sales to customers in specific industries during fiscal years 1997, 1998, and 1999 were as follows:


                                                 1997           1998           1999
Automotive/light truck                              35%            40%            51%
Medium/heavy truck                                  15%            12%            10%
Construction equipment                              11%            12%             7%
                                                 ------         ------         ------
                                                    61%            64%            68%
                                                 ======         ======         ======

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


2. Summary of Significant Accounting Policies

   Fiscal Year - The Company operates on a fifty-two/fifty-three week fiscal year which ends on the Sunday nearest to September 30. Fiscal years 1997 and 1998 each consisted of fifty-two weeks while fiscal year 1999 consisted of fifty-three weeks.

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

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


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

   Intangible Assets - Goodwill, the excess of purchase price over the fair value of net assets acquired in purchase transactions, is being amortized on a straight-line basis primarily over 20 years but with various amortization periods ranging from 18 to 36 years. The Company assesses the recoverability and the amortization period of the goodwill by determining whether the amount can be recovered through undiscounted net cash flows of the businesses acquired over the remaining amortization period. Amounts paid or accrued for noncompetition and consulting agreements are amortized using the straight-line method over the term of the agreements. Debt financing costs, which are included in other assets, are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related debt issues.

   Long-Lived Assets - In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. During fiscal year 1998, the Company recognized such a loss related to the write down of certain assets of its Oberdorfer division in Syracuse, New York (see
   Note 18). There were no such losses recognized during fiscal years 1997 or 1999.

   Derivative Financial Instruments - The Company enters into interest rate swap agreements to limit the effect of changes in the interest rates on floating debt. The differential is accrued as interest rates change and is recognized over the lives of the swap agreements as adjustments to interest expense.

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


   Investment in Joint Venture - The Company's investment in joint venture discussed in Note 14 is accounted for under the equity method and is included in other assets in the consolidated balance sheets.

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

   Earnings Per Share - Earnings per common share and earnings per common share assuming dilution are computed in compliance with SFAS No. 128, Earnings Per Share. Generally, SFAS No. 128 requires a calculation of basic and diluted earnings per share. The calculation of basic earnings per share only takes into consideration income (loss) available to common shareholders and the weighted average of shares outstanding during the period while diluted earnings per share takes into effect the impact of all additional common shares that would have been outstanding if all potential common shares related to options, warrants, and convertible securities had been issued, as long as their effect is dilutive. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of income as well as a reconciliation of the numerator and denominator of the basic calculation to the diluted calculation (see Note 10).

   Comprehensive Income - Comprehensive income is computed in accordance with SFAS No. 130, Reporting Comprehensive Income, which the Company adopted during fiscal year 1998. During fiscal years 1997 and 1998, there were no differences between net income and comprehensive income. During fiscal year 1999, comprehensive income consists of the Company's minimum pension liability adjustment, net of tax effects.

   Segments - In fiscal year 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131's management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's consolidated financial position or results of operations.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


   and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board (the FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. The impact of the adoption of SFAS No. 133 and SFAS No. 137 on the Company is not expected to be material.

3. Inventories

   A summary of inventories is as follows:


                                       September 27,        October 3,
                                           1998                1999
                                       -------------       ------------
Raw materials                               $ 10,210           $  9,187
Supplies and containers                       14,052             15,585
Castings and forgings                         32,091             31,813
                                            --------           --------

                                            $ 56,353           $ 56,585
                                            ========           ========

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


4. Property, Plant, and Equipment

   Balances of major classes of assets and accumulated depreciation are as follows:


                                                        September 27,        October 3,
                                                            1998               1999
                                                        -------------       ------------
   Land and improvements                                   $   12,454         $   14,793
   Buildings                                                   59,509             69,727
   Plant equipment                                            319,092            367,806
   Office equipment                                            14,258             19,762
   Transportation equipment                                    12,753             12,961
   Construction in progress                                     9,923              9,686
                                                           ----------         ----------

                                                              427,989            494,735
     Less accumulated depreciation                           (120,981)          (154,769)
                                                           ----------         ----------

                                                           $  307,008         $  339,966
                                                           ==========          =========

5. Intangible Assets

   The Company's intangible assets, net of accumulated amortization, consist of the following:


                                                   September 27,        October 3,
                                                       1998               1999
                                                   -------------       ------------
   Goodwill                                           $   73,973         $  111,304
   Consulting and noncompetition agreements                  579                269
   Other                                                      43                 41
                                                      ----------         ----------

                                                      $   74,595         $  111,614
                                                      ==========         ==========

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


  The future annual amount of amortization expense related to the Company's intangible assets as of October 3, 1999 is as follows for fiscal years:


2000                                            $   6,366
2001                                                6,188
2002                                                6,129
2003                                                6,129
2004                                                6,129
Thereafter                                         80,673
                                                ---------

                                                $ 111,614
                                                =========

6. Long-Term Debt

   Long-term debt consists of the following:


                                                   September 27,        October 3,
                                                       1998               1999
                                                   -------------       ------------
   Credit facility                                    $  232,993         $  316,891
   Other long-term debt                                   10,848              6,442
                                                      ----------         ----------

                                                         243,841            323,333
   Less current portion of long-term debt                 (6,316)            (2,331)
                                                      ----------         ----------

                                                      $  237,525         $  321,002
                                                      ==========         ==========

   The Company has a $400,000 revolving credit facility, increased from $300,000 in fiscal year 1999, with a consortium of banks, led by the First National Bank of Chicago, to be used for working capital purposes and to fund future acquisitions. The facility consists of a swing line of credit of up to $15,000 bearing interest at prime, a $40,000 revolving loan bearing interest at prime, and revolving credit borrowings which bear interest at LIBOR plus .625% to LIBOR plus 1.75% based upon the Company's ratio of debt to its cash flows, measured by earnings before interest, taxes, depreciation and amortization (EBITDA). At September 27, 1998 and October 3, 1999, the Company was able to borrow at LIBOR plus 1% and 1.75%, respectively. The facility calls for an unused commitment fee payable quarterly, in arrears, at a rate of .20% and .375% based upon the Company's ratio of debt to EBITDA. At September 27, 1998 and October 3, 1999, the Company's unused commitment fee rate was .25% and .375%, respectively. The facility is collateralized by the stock of the Company's subsidiaries and expires on October 15, 2001. At September 27, 1998 and October 3, 1999, the total outstanding balance under this credit facility was $232,993 and

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


   $316,891, respectively, and $67,007 and $83,109, respectively, were available for borrowing.

   As of September 27, 1998, the Company had $2,993 outstanding under the swing line of credit at the prime rate of 8.5%. The remaining $230,000 outstanding under this facility related to four revolving loans. At September 27, 1998, the Company had one loan of $150,000 at an interest rate of 6.60%, which repriced during fiscal year 1999 at interest rates ranging from 6.13% to 6.88%. The remaining $80,000 outstanding under this credit facility at September 27, 1998 consists of one $40,000 and two $20,000 five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements have fixed interest rates plus a margin of .625% to 1.50%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates, including margins, were 7.91% and 8.09% on the two $20,000 swap agreements and 7.85% on the $40,000 swap agreement at September 27, 1998.

   As of October 3, 1999, the Company had $1,891 outstanding under the swing line of credit at the prime rate of 8.25%. The remaining $315,000 outstanding under this facility related to ten revolving loans. At October 3, 1999, the Company had four loans totaling $185,000 at an interest rate of 7.13%, one loan of $10,000 at an interest rate of 7.11% and one loan of $40,000 bearing interest at prime. The remaining $80,000 outstanding under this facility at October 3, 1999 consists of one $40,000 and two $20,000 five-year interest rate swap agreements that were entered into during fiscal year 1996. These agreements have fixed interest rates plus a margin of .625% to 1.50%, based on the Company's leverage ratio on the date the agreements are repriced. The Company's fixed interest rates, including margins, were 8.66% and 8.84% on the two $20,000 swap agreements and 8.60% on the $40,000 swap agreement at October 3, 1999. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. The Company mitigates credit risk by dealing only with financially sound banks. Accordingly, the Company does not anticipate loss for nonperformance by these counterparties.

   The Company's credit facility contains certain restrictive covenants that require maintenance of a funded debt to EBITDA ratio; a specified fixed charge coverage ratio; and a minimum level of stockholders' equity; plus places limitations on capital expenditures, and places limitations on dividends and other borrowings. The credit facility also has a covenant prohibiting a change in control in excess of 30% of the Company's outstanding stock other than by the Company's current majority shareholder.

   As discussed in Note 20, subsequent to fiscal year 1999, all amounts outstanding under the Company's credit facility were paid in full with the proceeds received in connection with the merger of the Company. In addition, the Company terminated its outstanding interest rate swap agreements. As a result, the Company recorded an extraordinary loss on the early

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


   extinguishment of debt of approximately $690, net of income tax benefit of $276 subsequent to fiscal year 1999.

   Other long-term debt is as follows:


                                                                             September 27,           October 3,
                                                                                 1998                   1999
                                                                             -------------           -----------
Notes payable for the purchase of Mabry, guaranteed by the
Company's majority stockholder, requiring quarterly payments of $18 each, including principal and interest.The interest rate changes each April 15th to the published prime rate (8% and
7.75% at September 27, 1998 and October 3, 1999, respectively),
until final payment in May 2003                                               $     573              $    471

Note payable for the purchase of Castwell requiring quarterly
payments of approximately $273 through October 1, 2001                            3,271                 1,910

Bank note bearing interest at 7.63%, payable in quarterly
installments of $200, plus interest, with a final installment due
March 31, 1999                                                                    4,743

Note payable to the Small Business Administration, bearing interest at 9.23%, paid off in June 1999 in connection with the sale
of Oberdorfer discussed in Note 18                                                  610

Note payable to the Small Business Administration, bearing interest at 6.625%, payable in monthly payments of interest and principal through September 2006, and collateralized by equipment with no
remaining net book value                                                            213                   197

Miscellaneous capital lease obligations for equipment, requiring monthly payments ranging from $1 to $8, including principal and interest at rates ranging from 4.9% to 12.1% and maturing at
dates ranging from 2000 through 2005                                                389                 2,666

Various industrial development bonds, bearing interest at fixed rates of 5.75% and 8.25% and a variable rate of 80% of prime
(6.76% and 6.60% at September 27, 1998 and October 3, 1999,
respectively), requiring monthly payments of principal and interest ranging from $5 to $12 through 2003, and collateralized by
property, plant, and equipment having a net book value of $4,888 and $1,279 at September 27, 1998 and October 3, 1999,
respectively                                                                        724                   572

Various other notes, requiring monthly and annual payments of principal and interest at rates ranging from 10.00% to 10.25%
and maturing at dates ranging from 2000 to 2001                                     325                   626
                                                                             ----------              --------

                                                                             $   10,848              $  6,442
                                                                             ==========              ========

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------

   Aggregate maturities of long-term debt at October 3, 1999 are as follows for fiscal years:


       2000                                     $   2,331
       2001                                       318,993
       2002                                           852
       2003                                           511
       2004                                           153
       Thereafter                                     493
                                                ---------

                                                $ 323,333
                                                =========

   During fiscal years 1998 and 1999, the Company incurred $1,610 and $4,725 in costs associated with two separate terminated subordinated debt offerings, including a loss of approximately $1,030 on a treasury lock transaction during fiscal year 1998 that was intended to hedge against interest rate exposure on the 1998 offering. Such costs have been included in "Other, net" in the consolidated statements of income. The Company withdrew both offerings due to market conditions. The fiscal year 1999 subordinated debt offering related to the merger of the Company discussed in Note 20.

7. Common Stock Plans

   The Company's Incentive Award Plan (the Award Plan) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock, or a combination thereof, as determined by the Compensation Committee of the Board of Directors at the time of grant, to officers and certain employees. Under the Award Plan, 1,750,000 shares of the Company's common stock have been reserved for issuance. Options granted under the Award Plan provide for the purchase of the Company's common stock at not less than the fair market value on the date the option is granted. In conjunction with the Company's initial public offering, options for 538,000 shares of common stock were granted at prices ranging from $8.00 to $8.80 per share. The options granted became exercisable six months from the date of grant and originally expired on August 2, 1999; however, expiration was extended by two years until August 2, 2001 by action of the Board of Directors due to the pending merger of the Company discussed in Note 20, resulting in compensation expense of $1,590. Options subsequently granted generally become exercisable over periods ranging from six months to four years and have terms of five to ten years. The Company also issued 43,500 restricted shares under the Award Plan during fiscal year 1997 in connection with the acquisition of Interstate.

   On February 23, 1995, the shareholders approved the Non-Qualified Stock Option Plan for Non-Employee Directors (Non-Employee Directors Stock Option
   Plan) which provides for the grant of stock options to the non-employee directors of the Company. Under this plan,

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


   100,000 shares of the Company's common stock have been reserved for issuance. Options granted under this plan provide for the purchase of the Company's common stock at not less than the fair market value on the date the option is granted. The options issued under this plan are exercisable six months after the date of grant and expire five years after the date of grant. As of October 3, 1999, options for 50,000 shares of the Company's stock had been issued under this plan of which 40,000 were granted at $15.25 per share, became exercisable in January 1996, and expire in June 2000 and 10,000 were granted at $10.97 per share, became exercisable in August 1999, and expire in February 2004. None of these options has been exercised as of October 3, 1999.

   Transactions under both plans are summarized as follows:


                                                                                                               Weighted-
                                                                  Number            Range of                    Average
                                                                of Options        Exercise Prices            Exercise Price
                                                              ------------      -------------------        -----------------
        Options outstanding, September 29, 1996                   665,500         $8.00 - $16.06              $        10.49
        Granted                                                    34,000         $14.44 - $14.88             $        14.57
        Exercised                                                 (59,310)        $8.00 - $16.06              $         8.41
        Canceled                                                  (20,000)             $16.06                 $        16.06
                                                              ------------      -------------------        -----------------

        Options outstanding, September 28, 1997                   620,190         $8.00 - $16.06              $        11.00
        Granted                                                   252,000         $16.13 - $19.44             $        17.66
        Exercised                                                (157,552)        $8.00 - $16.06              $         9.01
                                                              ------------      -------------------        -----------------

        Options outstanding, September 27, 1998                   714,638         $8.00 - $19.44              $        13.56
        Granted                                                    10,000              $10.97                 $        10.97
        Exercised                                                 (12,000)             $8.00                  $         8.00
        Canceled                                                  (17,500)        $15.25 - $17.33             $        16.14
                                                              ------------      -------------------        -----------------

        Options outstanding, October 3, 1999                      695,138         $8.00 - $19.44              $        13.55
                                                              ============      ===================        =================

   The following table summarizes information about options exercisable as of the end of the following years:


                                                                September 28,     September 27,     October 3,
                                                                   1997              1998              1999
                                                                ----------        ----------        ----------
        Options exercisable                                      610,190           462,638           511,763
        Weighted-average exercise
           price of options exercisable                           $10.67            $11.33            $12.08

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


     The following table summarizes information about options outstanding at October 3, 1999:


                  Options Outstanding                           Options Exercisable
--------------------------------------------------        ------------------------------
                                         Weighted
                                         Average
                                        Remaining
 Exercise             Number            Contractual         Number             Exercise
  Price             Outstanding            Life           Exercisable           Price
----------          -----------         ----------        -----------         ----------
 $    8.00              150,638               1.86            150,638          $    8.00
 $    8.80               50,000               1.86             50,000          $    8.80
 $   13.38               10,000               1.95             10,000          $   13.38
 $   15.25               40,000                .74             40,000          $   15.25
 $   16.06               57,000                .79             57,000          $   16.06
 $   12.06              100,000               1.89            100,000          $   12.06
 $   14.44               23,000               2.51             23,000          $   14.44
 $   14.88               10,000               2.67             10,000          $   14.88
 $   17.33              192,500               8.31             48,125          $   17.33
 $   16.13                2,000               8.34                500          $   16.13
 $   19.44               25,000               8.50              6,250          $   19.44
 $   18.66               25,000               8.79              6,250          $   18.66
 $   10.97               10,000               4.44             10,000          $   10.97
                    -----------                           -----------

                        695,138                               511,763
                    ===========                           ===========

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


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


                                                              September 28,     September 27,     October 3,
                                                                 1997              1998              1999
                                                              ----------        ----------        ----------
      Net income:
        As reported                                           $ 23,164          $ 12,792          $ 13,012
        Pro forma                                             $ 23,039          $ 11,631          $ 12,675

      Net income per share - basic:
        As reported                                           $ 1.31            $  .72            $  .73
        Pro forma                                             $ 1.30            $  .65            $  .71

      Net income per share - diluted:
        As reported                                           $ 1.29            $  .71            $  .72
        Pro forma                                             $ 1.28            $  .65            $  .71

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

   The Company elected to use the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following weighted average assumptions were used to derive the fair values:


                                                             September 28,               September 27,                October 3,
                                                                 1997                        1998                        1999
                                                            --------------              --------------          ----------------
Dividend yield                                                         0 %                        0  %                      0  %
Expected life (years)                                                  3                          5                         5
Expected volatility                                                41.90 %                    39.40  %                  46.12  %
Risk-free interest rate (range)                             6.27% - 6.56 %             5.67% - 6.56  %           4.11% - 6.05  %

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


   The Company also has an Employee Stock Purchase Plan (Stock Purchase Plan) that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at specified dates at not less than 85% of the fair market value of the stock as of the offering date. All active employees are eligible to participate. Shares of common stock under the Stock Purchase Plan are to be purchased in the open market or issued from treasury stock. The maximum number of shares currently available under the Stock Purchase Plan is 250,000 shares. Subscriptions were outstanding for approximately 160,000 shares of common stock at $9.97 per share at September 27, 1998 and 44,600 shares of common stock at $8.80 per share at October 3, 1999.

   On December 15, 1994, the Board of Directors approved the Stock Plan for Non-Employee Directors (Directors Stock Plan) to enable its non-employee directors to have all or part of their directors' fees used to purchase shares of the Company's common stock. As of September 27, 1998 and October 3, 1999, approximately 22,800 shares have been purchased under this plan.

   Subsequent to fiscal year 1999, each of the Plans discussed above was terminated in connection with the merger of the Company discussed in Note 20. Additionally, all options outstanding at the date of the merger were converted into the right to receive cash and canceled.

8. Preferred Stock and Shareholder Rights Plan

   The Company has 5,000,000 shares of preferred stock authorized for issuance. The preferences, powers, and rights of the preferred stock are to be determined by the Company's Board of Directors. None of these shares had been issued or were outstanding as of September 27, 1998 or October 3, 1999.

   On November 25, 1998, the Company adopted a shareholder rights plan (the Shareholder Rights Plan) and designated 300,000 shares of its 5,000,000 authorized shares of preferred stock as Series A Junior Participating Preferred Stock (the Preferred Stock). In connection with the adoption of the Shareholder Rights Plan, the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of the Company's common stock to all stockholders of record as of December 7, 1998. The Rights will not become exercisable, and will continue to trade with the underlying common stock, unless a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. Each Right entitles the holder to purchase one one-hundredth of a share of the Company's newly created Preferred Stock at an exercise price of $45 per one one-hundredths of a share. The Rights will expire on November 25, 2008.

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


   On June 24, 1999, in connection with the Company's merger discussed in Note 20, the Company amended the Shareholder Rights Plan to provide for its termination upon the close of the Company's merger, which occurred on December 1, 1999.

9. Income Taxes

   The components of the provision for income taxes consist of the following:

                                                        September 28,     September 27,   October 3,
                                                           1997             1998             1999
                                                        ----------        --------        ----------
Current income tax expense:
        Federal                                          $10,355           $6,424          $1,181
        State                                              1,410            1,180           1,435
                                                         -------           ------          ------
                                                          11,765            7,604           2,616
                                                         -------           ------          ------
Deferred income tax expense (benefit):
        Federal                                            2,511            1,155           7,475
        State                                               (384)          (2,718)         (1,955)
                                                         -------           ------          ------
                                                           2,127           (1,563)          5,520
                                                         -------           ------          ------
Valuation allowance                                          918            2,137           1,804
                                                         -------           ------          ------
Total provision for income taxes                         $14,810           $8,178          $9,940
                                                         =======           ======          ======

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------

Deferred tax assets and liabilities are comprised of the following:


                                                              September 27,      October 3,
                                                                  1998              1999
                                                              -------------     -----------
Current:
  Allowance for doubtful accounts and returns                   $ 1,487           $ 1,417
  Accrued insurance liabilities                                   4,450             4,230
  Other accrued liabilities                                       3,814             9,339
                                                                --------          --------

     Net current deferred tax asset                             $  9,751          $ 14,986
                                                                ========          ========

Long-term:
  Basis differences of property, plant, and equipment             39,492            51,523
  Other, net                                                      (3,165)          (10,595)
  Valuation allowance                                              3,055             4,859
                                                                --------          --------

     Net long-term deferred tax liability                       $ 39,382          $ 45,787
                                                                ========          ========

   Realization of deferred tax assets associated with certain state net operating loss (NOL) carryforwards is dependent upon the related subsidiary generating sufficient income prior to their expiration. Management believes that there is a risk that certain of the NOL carryforwards may expire unused and, accordingly, has established a valuation allowance against them of $3,055 and $4,859 as of September 27, 1998 and October 3, 1999, respectively.

   The Company has NOLs for state income tax reporting purposes of $58,420 available for years beginning after October 3, 1999. These NOLs have expiration dates through fiscal year 2014.

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


   Total provision for income taxes differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as indicated below:


                                                                    September 28,     September 27,       October 3,
                                                                        1997              1998               1999
                                                                    -------------     -------------       ----------
            Provision for income taxes at statutory federal
              income tax rate                                            $ 13,291          $  7,340         $  8,033
            Increase (decrease) resulting from:
              Officers' life insurance                                        157               612               36
              Nondeductible meals and entertainment
                 expenses                                                     190               213              209
              State income taxes                                              677            (1,796)          (1,246)
              Valuation allowance                                             918             2,137            1,804
              Goodwill amortization                                                                            1,454
              Other, net                                                     (423)             (328)            (350)
                                                                         ---------         ---------        ---------

            Total provision for income taxes                             $  14,810         $   8,178        $  9,940
                                                                         =========         =========        =========

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------
10.  Earnings Per Share

     A summary of the calculation of basic and diluted earnings per share (EPS) for fiscal years 1997, 1998, and 1999 is as follows:

                                                                              Income              Shares            Per Share
                                                                            (Numerator)       (Denominator)          Amount
                                                                            -----------       -------------         ----------
        For fiscal year 1997:
          EPS - basic                                                       $    23,164          17,733,157         $     1.31
                                                                                                                    ==========

          Effect of dilutive common shares:
                Weighted average stock options outstanding                                          650,549
                Less:
                        Weighted average stock options - assumed buyback                           (310,600)
                        Weighted average stock options - antidilutive                              (155,497)
                                                                            -----------         -------------
        EPS - diluted                                                       $    23,164          17,917,609          $     1.29
                                                                            ===========         =============        ==========

        For fiscal year 1998:
          EPS - basic                                                       $    12,792          17,838,354          $      .72
                                                                                                                     ==========

          Effect of dilutive common shares:
                Weighted average stock options outstanding                                          710,187
                Less:
                        Weighted average stock options - assumed buyback                           (482,912)
                        Weighted average stock options - antidilutive                               (23,283)
                                                                            -----------        --------------

        EPS - diluted                                                       $    12,792          18,042,346          $      .71
                                                                            ===========         =============        ==========

        For fiscal year 1999:
          EPS - basic                                                       $    13,012          17,884,702          $      .73
                                                                                                                     ==========

          Effect of dilutive common shares:
                Weighted average stock options outstanding                                          709,633
                Less:
                        Weighted average stock options - assumed buyback                           (231,460)
                        Weighted average stock options - antidilutive                              (394,747)
                                                                            -----------         ------------
        EPS - diluted                                                       $    13,012          17,968,128         $       .72
                                                                            ===========         ============        ===========


     The number of stock options assumed to have been bought back by the Company for computational purposes has been calculated by dividing gross proceeds from all weighted average stock options outstanding during the period, as if exercised, by the average common share market price during the period. The average common share market prices used in the above calculations were $14.36, $17.85, and $12.87 for fiscal years ended 1997, 1998, and 1999, respectively.

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------

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


               1997                                    1998                                    1999
-----------------------------------     ------------------------------------     -------------------------------------
             Exercise                                Exercise                                 Exercise
Options       Price      Expiration     Options        Price      Expiration      Options      Price        Expiration
--------     ------      ----------     -------        -----      ----------     --------      -----        ----------
 24,000       $14.44       3/23/02       25,000        $18.66       6/01/08       10,000       $13.38       3/13/05
 10,000       $14.88       5/21/02       25,000        $19.44       2/16/08       24,000       $14.44       3/23/02
 50,000       $15.25       6/25/00                                                10,000       $14.88       5/21/02
 76,000       $16.06       7/11/00                                                50,000       $15.25       6/25/00
                                                                                  57,000       $16.06       7/11/00
                                                                                   2,000       $16.13      12/21/07
                                                                                 200,000       $17.33      12/10/07
                                                                                  25,000       $18.66       6/01/08
                                                                                  25,000       $19.44       2/16/08

11.  Stockholder Distributions

     On October 23, 1998, the Company made distributions of $466 to the Company's former S corporation stockholders as a result of an Internal Revenue Service audit of the 1993 and 1994 tax years (prior to the Company's 1994 initial public offering), which resulted in an increase to the Company's taxable income for those years. This distribution was made in accordance with the terms of the 1994 Tax Indemnification Agreement between the Company and its former S corporation stockholders, by which the Company and the former S corporation stockholders agreed to indemnify each other for subsequent determinations of income tax liability or increased earnings, respectively, attributable to fiscal periods prior to termination of the S corporation status.

12.  Retirement Plans

     The Company maintains several noncontributory defined benefit pension plans for certain of its employees covered by collective bargaining agreements. The benefits are based on years of service. The Company's policy is to fund amounts as required under applicable laws and regulations.

     The following disclosures are provided in accordance with SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which became effective during fiscal year 1999:

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------



                                                                   1998              1999
Change in benefit obligation
  Benefit obligation at beginning of year                       $  15,452         $  16,905
  Service cost                                                        537               665
  Interest cost                                                     1,110             1,195
  Actuarial (gain)/loss                                               856              (547)
  Benefits paid                                                    (1,050)           (1,164)
  Other                                                                                 346
                                                                ---------         ---------

     Benefit obligation at end of year                          $  16,905         $  17,400
                                                                =========         =========

Change in plan assets
  Fair value of plan assets at beginning of year                $  13,986         $  16,246
  Actual return on plan assets                                      1,479               922
  Employer contribution                                             1,831             1,413
  Benefits paid                                                    (1,050)           (1,164)
                                                                ---------         ---------

     Fair value of plan assets at end of year                   $  16,246         $  17,417
                                                                =========         =========

Reconciliation of funded status
  Funded status                                                 $    (659)        $      17
  Unrecognized net actuarial gain                                   1,166               453
  Unrecognized transition asset                                       (83)              (42)
  Unrecognized prior service cost                                   1,057             1,397
                                                                ---------         ---------

     Prepaid benefit cost                                       $   1,481         $   1,825
                                                                =========         =========

Amounts recognized in consolidated balance sheets
  Prepaid benefit cost                                          $   1,481         $   1,825
  Additional minimum liability                                     (1,742)           (1,626)
  Intangible asset                                                  1,742             1,157
  Accumulated other comprehensive income (pretax)                                       469
                                                                ---------         ---------

     Net amount recognized                                      $   1,481         $   1,825
                                                                =========         =========



                                                                     1997              1998            1999
Components of net periodic benefit cost
  Service cost                                                    $   335          $    613         $   665
  Interest cost                                                       891             1,380           1,195
  Expected return on plan assets                                   (1,227)           (1,729)         (1,388)
  Net amortization and deferral                                       329               235              83
                                                                  -------          --------         --------

     Net periodic benefit cost                                    $   328          $    499         $    555
                                                                  =======          ========         ========

   The measurement dates for the plans' assets and liabilities for fiscal years 1998 and 1999 are September 30, 1998 and 1999, respectively. The discount rates used to measure the

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


   actuarial present value of the benefit obligations ranged from 5.75% to 8% for 1998 and 6.50% to 8% for 1999. The expected long-term rates of return on assets used in determining net pension expense ranged from 7% to 9% for 1998 and 7% to 9% for 1999.

   Because the Company aggregates the disclosures of its pension plans with plans with accumulated benefit obligations in excess of plan assets (underfunded plans), the following additional disclosures are applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets as of October 3, 1999:


           Benefit obligation                   $ 8,843
           Fair value of plan assets            $ 6,203


   During fiscal year 1999, the Company merged the two pension plans at Interstate and elected to terminate the merged plan. The Company applied for and received approval for the termination of the merged plan from the Internal Revenue Service and is awaiting approval from the Pension Benefit Guaranty Corporation. At that time, the plan assets will be distributed according to the provisions of the merged plan document.

   ADCC's union employees are covered by a multi-employer defined benefit pension plan sponsored by the union which represents the employees. The Company makes contributions to the plan in accordance with the collective bargaining agreement between the Company and the union. The Company contributed $59, $69, and $101 to this plan in fiscal years 1997, 1998, and 1999, respectively. The actuarial present value of accumulated plan benefits at January 1, 1999 (the most recent valuation date) for the multi-employer union plan as a whole determined through an actuarial valuation performed as of that date was $128,149. The market value of the union plan's net assets available for benefits on that date was $191,819.

   Interstate's union employees are covered by two multi-employer defined benefit pension plans sponsored by two labor unions which represent the employees. The Company makes contributions to the plans in accordance with the collective bargaining agreements between Interstate and the unions. The Company contributed $133, $155 and $148 to these plans in fiscal years 1997, 1998 and 1999, respectively. The actuarial present values of accumulated plan benefits at January 1, 1999 (the most recent valuation date) for the multi-employer union plans in the aggregate determined through actuarial valuations performed as of that date were $3,000,284 and $4,098,203. The market values of the union plans' net assets available for benefits on that date were $4,952,306, and $5,592,308.

   The Company maintains several defined contribution plans for certain hourly and salaried employees. Company contributions to these plans vary based on certain service and contribution requirements and on other applicable discretionary factors.

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


     Contribution expense recognized by the Company under the defined contribution plans totaled $3,237, $3,383, and $3,987 in fiscal years 1997, 1998 and 1999, respectively.

     On August 17, 1995, the Company's Board of Directors approved the nonqualified deferred compensation plan, which allows certain members of management and highly compensated employees to defer a portion of their compensation. The deferred compensation together with the Company matching amounts and accumulated interest is distributable in cash after retirement or termination of employment. The Company recognized expense related to this plan of $110, $133 and $33 in fiscal years 1997, 1998 and 1999, respectively. All amounts outstanding under the deferred compensation plan were paid out subsequent to fiscal year 1999 in connection with the Company's merger discussed in Note 20.

13.  Postretirement Benefits Other Than Pensions

     Interstate provides postretirement benefits other than pensions, including health care and life insurance, to certain employee groups. Interstate currently funds the cost of providing these benefits as incurred.

     Employees governed by collective bargaining agreements receive health insurance coverage to age 65 if they retire after age 62 and life insurance coverage, in varying amounts, for the remainder of their lives.

     Previously, certain salaried employees were eligible to receive health care and life insurance benefits for the remainder of their lives if they retired after age 60. This benefit was terminated in fiscal year 1999 and the related obligation due to these employees of approximately $1,300 was disbursed prior to the end of fiscal year 1999.

     The following disclosures are provided in accordance with SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which became effective during fiscal year 1999:

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


                                                                   1998               1999

Change in benefit obligation
        Benefit obligation at beginning of year                 $   2,182          $   2,316
        Service cost                                                   91                 60
        Interest cost                                                 169                144
        Actuarial gain                                                                (128)
        Benefits paid                                                                    (90)
        Other                                                        (126)
        Settlement                                                                    (1,300)
                                                                ----------         ----------

                Benefit obligation at end of year               $   2,316          $   1,002
                                                               ===========         ==========

Change in plan assets
        Fair value of plan assets at beginning of year          $       0          $       0
                                                                ----------         ----------

                Fair value of plan assets at end of year        $       0          $       0
                                                                ----------         ----------

Reconciliation of funded status
        Funded status                                           $  (2,316)         $  (1,002)
        Unrecognized net actuarial gain                              (505)              (535)
        Unrecognized prior service cost                                                 (116)
        Other                                                         (68)               (87)
                                                                ----------         ----------

                Accrued benefit cost                            $  (2,889)         $  (1,740)
                                                                ==========         ==========

Amounts recognized in consolidated balance sheets
        Accrued benefit cost                                    $  (2,889)         $  (1,740)
                                                                =========          =========

                                                                   1997               1998             1999
Components of net periodic postretirement benefit cost
        Service cost                                            $      90          $      82        $     60
        Interest cost                                                 158                169             143
        Net amortization and deferral                                  (8)               (25)            (23)
                                                                ----------         ----------       ---------

                Net periodic postretirement benefit cost        $     240          $     226        $    180
                                                                ==========         ==========       =========

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


     The measurement dates for the plan's assets and obligations for fiscal years 1998 and 1999 are July 1, 1998 and 1999, respectively. Health care cost trend rate assumptions have a significant effect on the amounts reported. For example, increasing and (decreasing) the health care cost trend rate by one percentage point in each year would increase and (decrease) the accumulated postretirement benefit obligation as of September 27, 1998 and October 3, 1999 by $282 and ($207), and $289 and ($213), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $51 and ($50), and $44 and ($32) during fiscal years 1998 and 1999, respectively.

     Assumptions affecting the calculation of the accumulated obligation are as follows:



                                                        September 27,   October 3,
                                                          1998            1999
                                                        --------        --------
     Discount rate                                          8.0%            8.0%
     Health care cost trend rate                            7.2%            6.8%
     Ultimate trend rate                                    6.0%            6.0%
     Ultimate trend rate to be reached in year              2001            2001

14.  Commitments and Contingent Liabilities

     The Company leases offices and equipment under operating lease agreements expiring in various years through 2005. Rent expense under operating leases was $1,954, $2,459, and $3,214 in fiscal years 1997, 1998, and 1999, respectively. Minimum future rental payments under operating leases having remaining terms in excess of one year are as follows for fiscal years:


               2000                                                    $ 1,349
               2001                                                      1,193
               2002                                                        955
               2003                                                        830
               2004                                                        804
               Thereafter                                                  723
                                                                       -------

                                                                       $ 5,854
                                                                       =======

     In December 1997, the Company and Caterpillar, Inc. (Caterpillar) entered into a joint venture agreement to build a steel casting foundry for the manufacture of ground engaging tools near Saltillo, Mexico. Both companies are investing capital to build a foundry, which the Company will operate and from which Caterpillar will purchase the entire production. The Company owns a 50% interest in the joint venture and, as of September 27, 1998 and October 3, 1999, has

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------

   invested $1,441 and $11,599, respectively, in the joint venture. The facility is expected upon completion to have a capacity of approximately $20,000 annually. A contract to purchase land in Mexico for the facility has been executed and engineering design and construction have been completed. The Company anticipates no significant additional costs in order to begin production.

   The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

   On June 25, 1999 and June 28, 1999, shareholder suits were filed against the Company, certain directors of the Company, as well as Kelso & Company and RSJ Acquisition Co., in connection with the merger of the Company discussed in
   Note 20. Both complaints purport to be class actions brought on behalf of the stockholders of the Company and both seek to enjoin the Company's merger or, in the alternative, rescind the merger transaction, and also seek unspecified damages and attorneys' fees. The complaints allege that the price offered in the Company's merger to the public stockholders was inadequate and that the defendants have breached their fiduciary duties to the Company and its stockholders by approving the merger, or have aided and abetted a breach. On October 18, 1999, the defendants answered one of the complaints, denying all material allegations of wrongdoing. The second complaint has not been served on the defendants. Although the Company believes the lawsuits are without merit, the outcome cannot be predicted at this time. Additionally, there can be no assurance that additional lawsuits will not be filed against the Company or its subsidiaries, or that the resolution of those lawsuits will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


15.  Related Party Transactions

     The Company made payments totaling $254, $378, and $415 in fiscal years 1997, 1998, and 1999, respectively, to a law firm in which one of the Company's stockholders is a partner.

16.  Financial Instruments

     Financial instruments consist of the following:


                                                                   September 27, 1998                     October 3, 1999
                                                             ------------------------------       ------------------------------
                                                              Carrying              Fair           Carrying              Fair
                                                               Amount              Value            Amount              Value
                                                             ----------          ----------       ----------          ----------
           Cash and cash equivalents                         $    2,322          $    2,322       $    2,035          $    2,035
           Accounts receivable - trade, net                  $  103,152          $  103,152       $  128,471          $  128,471
           Accounts payable                                  $   46,802          $   46,802       $   60,131          $   60,131
           Credit facility                                   $  232,993          $  236,038       $  316,891          $  318,260
           Interest rate swaps                                                   $   (4,789)                          $   (1,310)
           Other long-term debt, including current portion   $   10,848          $   10,370       $    6,442          $    5,628

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

     As discussed in Note 6, the Company is party to three interest rate swap agreements with durations of five years to hedge against interest rate exposures on $80,000 of long-term debt. The fair value of the interest rate swaps is estimated based on valuations from the Company's lead bank. As further discussed in Note 6, the interest rate swap agreements were terminated subsequent to fiscal year 1999 in connection with the Company's merger.

17.  Acquisitions

     Effective October 29, 1996, the Company completed the purchase of the outstanding stock of Interstate for $69,656 in cash. In addition, the purchase agreement requires contingent payments equal to five times the amount by which the average annual net earnings of Interstate before all interest, income taxes, and franchise taxes during the three-year period

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


   from January 1, 1996 through December 31, 1998 exceeds $10,000, computed in accordance with generally accepted accounting principles on a pre-acquisition basis. During fiscal years 1997 and 1998, the Company distributed $2,542 and $7,227, respectively, to the previous stockholders of Interstate representing the Company's contingent payments for calendar years 1996 and 1997 as required by the purchase agreement. During fiscal year 1999, the Company distributed $11,111 to the previous stockholders of Interstate representing the preliminary contingent payment for calendar year 1998. The final portion of the calendar year 1998 contingent payment of $2,329 was paid subsequent to fiscal year 1999 and has been accrued as additional purchase price in the Company's consolidated financial statements. The payment made in fiscal year 1999 has been recorded in the Company's consolidated financial statements as additional purchase price and included in the calculation of the cash paid for the Interstate acquisition of $69,656. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Interstate based on their estimated fair values at the date of acquisition. Operating results of Interstate since October 29, 1996 are included in the Company's consolidated financial statements.

   Effective December 1, 1997, the Company completed the purchase of the outstanding stock of Camden for $2,100 in cash. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Camden based on their estimated fair values at the date of acquisition. Operating results of Camden since December 1, 1997 are included in the Company's consolidated financial statements.

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

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


   The estimated fair values of assets acquired and liabilities assumed in each of the fiscal year 1997 and 1998 acquisitions are summarized as follows:


                                                                        Citation
                                       Interstate   Camden    Dycast    Precision
                                       ----------   ------    ------    ---------
Accounts receivable, net               $ 15,161    $ 2,367    $ 3,276     $ 3,611
Inventories                              12,946        735        992       4,296
Other current assets                      3,014                   537         408
Property, plant, and equipment           78,353        399     12,302       7,051
Deferred income tax assets (liability)  (17,046)     2,572     (1,076)
Intangible assets and other              20,896                11,774      11,684
Accounts payable and accrued
      expenses                          (21,004)    (3,973)    (4,115)     (1,619)
Long-term debt                          (22,664)               (2,621)
                                       --------    -------    --------    --------
Purchase price                         $ 69,656    $ 2,100    $ 21,069    $ 25,431
                                       ========    =======    ========    ========


   Effective November 17, 1998, the Company completed the purchase of the outstanding stock of Custom for $35,719 in cash. In addition, the agreement provides for contingent payments equal to five times the amount by which the average annual net earnings of Custom before all interest, income taxes, and franchise taxes during the three year period from October 1, 1998 through September 29, 2001 exceeds $9,500. Earnings shall be computed in accordance with generally accepted accounting principles on a pre-acquisition basis, and the aggregate amount of contingent payments shall not exceed $16,500. No amounts were paid under this agreement in fiscal year 1999. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Custom based on their estimated fair values at the date of acquisition. Operating results of Custom since November 17, 1998 are included in the Company's consolidated financial statements.

   Effective December 28, 1998, the Company completed the purchase of the outstanding stock of CT-South for $14,844 in cash. Following the acquisition, CT-South was merged into Citation Castings, Inc. and is now doing business under the name Citation Marion (Marion). The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Marion based on their estimated fair values at the date of acquisition. Operating results of Marion since December 28, 1998 are included in the Company's consolidated financial statements.

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


   The estimated fair values of assets acquired and liabilities assumed in the fiscal year 1999 acquisitions are summarized as follows:


                                                                            Custom             Marion
                                                                          ----------         ----------
          Accounts receivable, net                                        $   11,127         $    3,724
          Inventories                                                          3,800              3,501
          Other assets                                                         6,233                 18
          Property, plant and equipment                                       27,942              4,326
          Deferred income tax asset (liability)                                 (943)             7,023
          Intangible assets and other                                         30,302
          Accounts payable and accrued expenses                              (17,839)            (3,527)
          Long-term debt                                                     (24,903)              (221)
                                                                          ----------         ----------
          Purchase price                                                  $   35,719         $   14,844
                                                                          ==========         ==========

   The following unaudited pro forma summary for the year ended September 27, 1998 combines the results of operations of the Company as if the acquisitions of Camden, Dycast, Citation Precision, Custom and Marion and the sale of Oberdorfer (see Note 18) had occurred at the beginning of the 1998 fiscal year. For the year ended October 3, 1999, the pro forma summary presents the results of operations of the Company as if the acquisitions of Custom and Marion and the sale of Oberdorfer had occurred at the beginning of the 1999 fiscal year. Certain adjustments, including additional depreciation expense, interest expense on the acquisition debt, amortization of intangible assets and income tax effects, have been made to reflect the impact of the purchase and sale transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and the sale been made at the beginning of the respective fiscal years, or of results which may occur in the future.



                                                            September 27,           October 3,
                                                                1998                   1999
                                                            -------------          ------------
Sales                                                       $ 838,859              $ 838,737
Operating income                                            $  58,927              $  55,252
Income before provision for income taxes                    $  33,136              $  25,342
Net income                                                  $  20,214              $  10,896
Net income per common share - basic                         $    1.13              $     .61
Net income per common share - diluted                       $    1.12              $     .61

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


     Pro forma earnings per share - basic for the years ended September 27, 1998 and October 3, 1999 is calculated by dividing pro forma net income by the basic weighted average shares outstanding of 17,838,354 and 17,884,702, respectively. Pro forma earnings per share - diluted for the years ended September 27, 1998 and October 3, 1999 is calculated by dividing pro forma net income by the diluted weighted average shares outstanding of 18,042,346 and 17,968,128, respectively.

18.  Impairment Charge and Sale of Subsidiaries

     During fiscal year 1998, the Company recognized an impairment loss, in accordance with SFAS No. 121, on the long-lived assets of Oberdorfer, a former division located in Syracuse, New York. The trends at Oberdorfer indicated that the undiscounted future cash flows from this division would be substantially less than the carrying value of the long-lived assets related to that division. Accordingly, the Company recognized a non-cash pre-tax charge of $10,000 in fiscal year 1998 to write the assets down to their estimated fair value based on management's estimate of the expected net proceeds to be received upon the sale of Oberdorfer. The fiscal year 1998 charge consisted of $9,116 related to property, plant and equipment, $780 related to goodwill, and $104 related to other long-lived assets.

     On June 16, 1999, the Company completed the sale of Oberdorfer and recorded a pre-tax loss of $1,815 in the consolidated statement of income for the year ended October 3, 1999. The Company received proceeds of $3,453, which included $1,000 in cash, a note receivable of $953 (discounted at an interest rate of 9% and payable in twenty quarterly installments commencing on October 1, 2001), and membership interests in the purchaser (a limited liability company) of $1,500. The note receivable and LLC membership interests are included in other assets at October 3, 1999.

     On October 31, 1996, the Company completed the sale of Pennsylvania Steel Foundry and Machine Company, Inc. for cash proceeds of $9,006. The related pre-tax loss on this sale of $1,807 was included in the Company's consolidated statement of income for the year ended September 29, 1996.

19.  Segment and Geographic Information

     The Company operates three reportable segments - (1) Automotive, (2) Industrial and (3) Aerospace and Technology.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" to the extent that such policies affect the reported segment information. Segment data includes a charge allocating all corporate-headquarters costs to each of its operating segments. The Company evaluates the performance of its

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------

     segments based on operating income; therefore, interest income/expense and provision for income taxes are reported on an entity wide basis only.

     The tables below present information about the Company's reported sales and operating income for each of the three years in the period ended October 3, 1999 and identifiable assets as of September 27, 1998 and October 3, 1999:

                                                                                      1999
                                                                --------------------------------------------------
                                                                                    Operating         Identifiable
                                                                  Sales               Income             Assets
                                                                ----------          ----------        ------------
     Automotive                                                 $  378,442          $   40,077        $  244,328
     Industrial                                                    388,529              11,418           377,717
     Aerospace and Technology                                       63,550               1,946            66,845
                                                                ----------          ----------        ----------
                                                                $  830,521          $   53,441        $  688,890
                                                                ==========          ==========        ==========

                                                                                      1998
                                                                --------------------------------------------------
                                                                                    Operating         Identifiable
                                                                  Sales           Income (Loss)          Assets
                                                                ----------        -------------       ------------
     Automotive                                                 $  286,497          $   28,140        $  201,826
     Industrial                                                    389,829              26,895           307,954
     Aerospace and Technology                                       47,691             (16,656)           59,485
                                                                ----------          -----------         ----------
                                                                $  724,017          $   38,379        $  569,265
                                                                ==========          ===========       ============

                                                                             1997
                                                                -------------------------------
                                                                                      Operating
                                                                  Sales             Income (Loss)
                                                                ----------          -------------
     Automotive                                                 $  226,359          $     21,877
     Industrial                                                    391,740                31,356
     Aerospace and Technology                                       30,862                  (840)
                                                                ----------          -------------

                                                                $  648,961          $     52,393
                                                                ==========          =============

   Substantially all of the Company's operations are located in the United States. Thus, substantially all of the Company's assets are located domestically. Foreign revenues are not significant to the Company's consolidated operations. Sales to the Company's three largest customers amounted to 18%, 23% and 24% of total sales during fiscal years 1997, 1998 and 1999, respectively.

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------

20.  Subsequent Event

     On December 1, 1999, RSJ Acquisition Co., a Delaware corporation (Merger Co.), and an affiliate of Kelso & Company (Kelso), was merged (the
     Merger) with and into the Company, pursuant to an Agreement and Plan of Merger and Recapitalization dated as of June 24, 1999, as amended (the Merger Agreement), by and between Merger Co. and the Company. The Company was the surviving corporation in the Merger. In connection with the consummation of the Merger, certain investment partnerships and other persons affiliated with Kelso invested $240,000 in Merger Co., as a result of which such stockholders own approximately 93% of the outstanding common stock of the Company as of December 1, 1999. Pursuant to the Merger Agreement, certain existing holders of the Company's common stock at the effective time of the Merger (the Effective Time) elected to retain an aggregate of 1,062,619 shares of the Company's common stock in the Merger, constituting approximately 7% of the outstanding common stock of the Company. All remaining shares of the Company's common stock issued and outstanding at the Effective Time, other than treasury shares, were converted into the right to receive cash in the amount of $17.00 per share. The Merger was effected through a leveraged recapitalization.

     In connection with the Merger, the Company entered into a senior credit facility in the aggregate amount of $360,000 (the Senior Credit Facility) with The Chase Manhattan Bank, First Union National Bank and certain other lenders, providing for (i) Tranche A term loans in the amount of $50,000;
     (ii) Tranche B term loans in the amount of $210,000; and (iii) a revolving credit facility in the amount of $100,000. The obligations under the Senior Credit Facility are guaranteed by each of the Company's domestic subsidiaries. In addition, the Senior Credit Facility and the guarantees are collateralized by substantially all of the assets of the Company and its subsidiaries. The Tranche A term loans will be repayable in quarterly principal payments, with the balance payable six years after the closing date. The Tranche A term loans bear interest at a rate per annum equal to (at the option of the Company): (i) an adjusted London interbank offered rate (Adjusted LIBOR) plus 3% or (ii) a rate equal to the greater of The Chase Manhattan Bank's prime rate, a certificate of deposit rate plus 1% and the Federal Funds effective rate plus 1% (the Alternate Base Rate) plus 2%, in each case subject to certain reductions based on financial performance. The Tranche B term loans will be repayable in nominal quarterly principal payments over six years and, commencing on the sixth anniversary of the closing date, in quarterly principal payments beginning at $20,000 and increasing over two years, with the balance of the Tranche B term loans payable eight years after the closing date. The Tranche B term loans bear interest at a rate per annum equal to (at the option of the Company): (i) Adjusted LIBOR plus 3.75% or (ii) the Alternate Base Rate plus 2.75%. The revolving credit facility is a six-year facility and outstanding balances thereunder bear interest at a rate per annum equal (at the option of the Company) to (i) Adjusted LIBOR plus 3% or (ii) the Alternate Base Rate plus 2%, in each case subject to certain reductions

Citation Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended September 28, 1997, September 27, 1998
and October 3, 1999
(In Thousands, Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


     based on financial performance. In addition to the borrowings under the Senior Credit Facility, the Company incurred $135,000 in bridge financing indebtedness, consisting of (i) senior subordinated increasing rate bridge notes (the Bridge Notes) issued in a private placement in the aggregate principal amount of $101,250 and (ii) a loan from The Chase Manhattan Bank in the principal amount of $33,750 (the Bridge Loan and, collectively, with the Notes, the Obligations). The Obligations are general unsecured obligations of the Company, junior to all existing and future permitted senior indebtedness of the Company and equal in right of payment to all other existing and future senior subordinated indebtedness of the Company. The interest rate on the Obligations for the first three months following the issuance of the Notes will be 13.25% per annum. The interest rate for each three-month period following the first three-month period will be the greatest of (x) (i) 13%, (ii) the prime rate as announced from time to time by The Bank of New York, plus 4.75%, (iii) the 10- year Treasury rate plus 6.95% and (iv) the DLJ High Yield Index Rate plus .98%, plus an additional .5% at the end of each three-month period and (y) an amount equal to the initial interest rate plus the product of .5% and the number of complete three-month periods since the closing. Interest, which is to be paid quarterly, may not exceed 17% per annum. The Obligations will mature on December 1, 2000, but may be extended under certain conditions until the date which is six months after the date of the original final stated maturity of the Senior Credit Facility. In connection with the issuance of the Obligations, the Company also issued warrants, equal to 5% of its fully diluted common stock, which have been deposited into an escrow account and are to be used in connection with selling, transferring, assigning or refinancing the Obligations after the first anniversary of the Effective Time. The warrants will be exercisable at $0.01 per share for a period of seven years from the date of release from escrow. Any warrants issued in connection with any selling, transferring, assigning or refinancing the Obligations will be released from escrow, pro rata over the next four quarterly periods, to the holders of the Obligations.

     The sources of funds for the Merger were the proceeds from (i) the $240,000 equity contribution described above, (ii) borrowings of $260,000 under the Senior Credit Facility, (iii) the $135,000 in Bridge Financing and (iv) available cash of the Company. The proceeds from the Merger were used to repay the Company's existing Credit Facility, related accrued interest, and payment of accrued benefits under the Company's nonqualified deferred compensation plan.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal years 1998 and 1999 and through the date of this report, there has been no change in the Company's independent accountants, nor have any disagreements with such accountants or reportable events occurred.

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS

     As of December 1, 1999, the directors and executive officers of the Company were as follows:

Frederick F. Sommer  Director, President and Chief Executive Officer
Thomas R. Wall, IV   Director
Frank K. Bynum, Jr.  Director
R. Conner Warren     Executive Vice President and Chief Administrative Officer
Timothy L. Roberts   Vice President, Aerospace and Technology Group
John W. Lawson       Vice President, Automotive Group
Edwin L. Yoder       Vice President, Industrial Group
C.J. Peterson        Vice President, Industrial Steel Group
Thomas W. Burleson   Vice President-Finance, Chief Financial Officer and
                     Assistant Secretary
Stanley B. Atkins    Vice President-Strategic Planning Development and Secretary

     Frederick F. Sommer, age 56, joined Citation as its President and Chief Operating Officer in July 1996. In 1998, Mr. Sommer became Chief Executive Officer of Citation. Prior to joining Citation, Mr. Sommer served as President and Chief Operating Officer of Automotive Industries Holdings, Inc., which had been purchased by Hidden Creek Industries, Inc. in a leveraged transaction, from 1991 until his appointment as President and Chief Executive Officer in 1994. He remained in that position after Automotive Industries Holdings, Inc. was acquired by Lear Corporation in 1995, and also served as a Senior Vice President of Lear Corporation. He has been a director of Citation since 1996.

     Thomas R. Wall, IV, age 41, is a Managing Director of Kelso & Company and has held various positions of increasing responsibility with Kelso & Company since 1983. Mr. Wall also serves as a director of AMF Bowling, Inc., Consolidated Vision Group, Inc., Cygnus Publishing, Inc., iXL Enterprises, Inc., Mitchell Supreme Fuel Company, Mosler, Inc., Peebles, Inc. and 21st Century Newspapers, Inc.

     Frank K. Bynum, Jr., age 36, is a Managing Director of Kelso & Company and has held various positions of increasing responsibility with Kelso & Company since 1987. Mr. Bynum also serves as a director of Cygnus Publishing, Inc., CDT Holdings, plc, HCI Direct, Inc., iXL Enterprises, Inc., MJD Communications, Inc. and 21st Century Newspapers, Inc.

     R. Conner Warren joined the Company in 1975, shortly after its founding. Since that time, Mr. Warren has served the Company in various capacities and is currently its Executive Vice President and Chief Administrative Officer. He served on the Board of Directors from 1975 until the merger. Prior to joining the Company, Mr. Warren was an employee of Hackney Corporation. He is a past president of the American Foundryman's Society and of the American Cast Metals Association and is currently the U.S. representative to the International Association of Foundry Technical Associations and a member of its executive board.

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

     C.J. Peterson joined the Company in October 1999 as Vice President, Industrial Steel Group. He was previously employed by Intermet Corporation as a Group Vice President, where he was also named Vice President - Foundry Operations in February 1995, Director of Manufacturing from 1993 to 1995, and was a General Manager from 1985 to 1993.

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

     Stanley B. Atkins is the Company's Vice President-Strategic Planning and Development and Corporate Secretary. He joined the Company in 1991 as Vice President-Marketing. He was named Vice President-Sales Administration in 1992 and Vice President, Investor Relations, and Corporate Secretary in 1994, before appointment to his present position in December 1999. Prior to joining Citation, he was with Intermet Corporation and its predecessor organizations for 19 years as Vice President of Marketing.

Compliance with Section 16(a) of the Securities Exchange Act

     The information set forth in the following paragraph is based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the fiscal year ended September 27, 1998, and Form 5 and amendments thereto furnished to the Company with respect to that fiscal year, if any, and written representations received by the Company.

     Of those persons who, at any time during the fiscal year ended October 3, 1999, were directors, executive officers, or beneficial owners of more than 10 percent of the Company's outstanding stock, two of such persons failed to file, on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year. Mr. Esenberg, a director of the Company until February, 1999, filed one late report of an option grant, and Mr. Sekerka, an executive officer during a portion of the 1999 fiscal year, filed one late report of one sale transaction.

ITEM 11:  EXECUTIVE COMPENSATION

     The following tables and charts set forth information with respect to benefits made available, and compensation paid or accrued, by the Company during the last three fiscal years for services by each of the persons who served as chief executive officer of the Company during the fiscal year ended October 3, 1999 and the other four highest paid executive officers of the Company who were serving as such at the end of such fiscal year whose total salary and bonus exceeded $100,000 during such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                                                    Compensation               All Other
                                       Annual Compensation            Awards                Compensation/(2)/
                                ------------------------------------------------------------------------------
                                                                     Securities
            Name and               Fiscal                            Underlying
       Principal Position           Year     Salary     Bonus        Options/(1)/
--------------------------------   ------   --------   --------    --------------
Frederick F. Sommer                  1999   $380,770   $302,753          -0-                 $ 23,973
President and Chief Executive        1998    253,000    427,951       16,500                   15,550
 Officer /(3)/                       1997    234,000    415,160          -0-                      -0-

T. Morris Hackney                    1999   $371,000   $    -0-          -0-                 $ 23,150
Chairman of the Board /(3)/          1998    322,000    427,951          -0-                  125,465
                                     1997    208,000    439,160          -0-                  132,201

Edwin L. Yoder                       1999   $184,158   $151,388          -0-                 $ 28,315
Vice President, Industrial           1998      n/a        n/a            n/a                     n/a
Iron Group                           1997      n/a        n/a            n/a                     n/a

R. Conner Warren                     1999   $212,000   $127,426          -0-                 $ 15,100
Executive Vice President             1998    194,000    285,301       10,000                   15,550
and Chief Administrative             1997    156,000    298,298          -0-                   23,884
 Officer

John W. Lawson                       1999   $183,559   $134,290          -0-                 $ 23,500
Vice President, Automotive           1998     86,490     78,448       25,000                    7,474
 Group                               1997      n/a        n/a            n/a                     n/a

(1) The Company's Incentive Award Plan provides for grants of restricted stock and stock appreciation rights, but no such awards have been made.

(2) The amounts shown in this column consist of Company contributions to the Company's 401(k) Retirement Plan and Company contributions to the Company's Deferred Compensation Plan. For Messrs. Yoder and Lawson, this amount also includes for the last fiscal year $13,239 and $10,000, respectively, in moving expenses paid or reimbursed by the Company. The aggregate dollar amount of perquisites and other personal benefits provided to each officer is less than $50,000 or 10% of the total annual salary and bonus of such officer.

(3) Mr. Hackney served as Chief Executive Officer of the Company until August 1998, when Mr. Sommer was named to that position.

                       OPTION GRANTS IN LAST FISCAL YEAR

     There were no option grants during fiscal 1999 to the named executive officers.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
               FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information on option exercises and the aggregate value of unexercised stock options held by the named executive officers as of October 3, 1999. No stock appreciation rights are held by any such officer.

                                                                                      Value of Unexercised
                          Shares                          Number of                       In-the-Money
                         Acquired                   Unexercised Options/SARs              Options/SARs
                            on       Value              at Fiscal Year End            at Fiscal Year End /(1)/
         Name            Exercise   Realized   ------------------------------       ---------------------------
----------------------   --------   --------   Exercisable      Unexercisable       Exercisable     Unexercisable
                                               -----------      -------------       -----------     -------------
Frederick F. Sommer        -0-        -0-       104,125          12,375             $456,500             -0-
T. Morris Hackney          -0-        -0-        50,000             -0-              391,250             n/a
Edwin L. Yoder             -0-        -0-         6,250          18,750                  -0-             -0-
R. Conner Warren           -0-        -0-        52,500           7,500              431,250             -0-
John W. Lawson             -0-        -0-         6,250          18,750                  -0-             -0-

(1) Based on $16.625 per share, the closing price reported by NASDAQ on October 1, 1999, the last business day of fiscal 1999.

Compensation of Directors

     Standard Arrangements for fiscal 1999. The Company's outside directors received an annual retainer of $7,000 and receive $2,000 for each Board of Directors meeting attended, in addition to reimbursement of travel and other expenses related to their duties. Each director who was a member of a committee received $1,000 for each committee meeting attended, unless the committee meeting occurred in conjunction with a Board of Directors meeting, in which case no additional compensation was paid. The directors who were also employees of the Company, Mr. Hackney, Mr. Sommer, and Mr. Warren, were not compensated for meetings they attended.

     Upon initial appointment or election to the Board of Directors, non-employee directors were eligible to receive a one-time grant of options for the purchase of 10,000 shares of Common Stock of the Company under the Company's Non-Qualified Stock Option Plan for Non-Employee Directors. No directors were initially appointed or elected during fiscal 1999.

     Employment Contracts, Termination of Employment and Change of Control
                                 Arrangements

     Immediately prior to the Company's initial public offering in 1994, the Company entered into employment agreements with T. Morris Hackney and R. Conner Warren pursuant to which Mr. Hackney served as Chairman and Chief Executive Officer, and Mr. Warren serves as Executive Vice President. The agreements provided for an initial term of three years commencing on July 1, 1994, with automatic successive one year extensions at the end of each anniversary of the date of the contract unless either the Company or the executive elects, on 180 days' notice, for the agreement not to be so extended. Mr. Hackney notified the Company during fiscal 1997 of his election not to extend his employment agreement, and resigned his position as of the Effective Time of the Merger. In December 1998, Mr. Warren notified the Company of his election not to extend his employment agreement, which will terminate July 1, 2001. Mr. Warren's base annual salary rate under the contract for fiscal 1999 was $212,000 per year.
The base salary may be raised periodically at the discretion of the Compensation Committee. Mr. Warren is also entitled to cash bonuses pursuant to the Company's management bonus plan. In the event employment is terminated by the executive because of a material breach by the Company, or by the Company, without cause, including in connection with a change in control of the Company, the executive will be entitled to receive his current compensation for the remainder of the agreement.

     Effective December 1, 1998, the Company entered into change of control severance agreements (the "Agreements") with Messrs. Sommer, Roberts, Lawson, and Yoder, as well as three other senior officers who are not among the named executives.

     The Agreements are effective for a term of three years, and will be automatically extended for one year at the end of each year thereafter unless terminated by either party. However, the term of the Agreements will not expire prior to the expiration of two years following a "Change in Control" (as described below). If the employment of the officer is involuntarily terminated, or in certain instances constructively terminated, within 24 months following a Change in Control by the Company or the officer other than for Cause, Disability, Retirement (as each of those terms is defined in the Agreements) or death, the officer will be entitled to receive (a) a pro rata bonus for the year of termination, (b) a lump sum cash payment equal to two times (and in Mr. Sommer's case, 2.99 times) his annual base salary at the highest rate in effect during the previous twelve months, plus the average annual bonus received by him during the preceding three years, subject to certain adjustments, and (c) continuation of life insurance, medical, health and accident, and disability benefits for up to two years (three years for Mr. Sommer).

     Additionally, in the event of a Change in Control, all restrictions on any outstanding incentive awards will lapse and become fully vested, all outstanding stock options will become fully vested and immediately exercisable, and the officer will receive a lump sum cash payment of the entire balance of his account under the Company's Nonqualified Deferred Compensation Plan. Each Agreement also provides that the Company will pay all legal fees and related expenses incurred by the officer in connection with any dispute arising under or relating to the Agreement or any action or proceeding to enforce his rights under the Agreement.

     The Merger constituted a Change in Control under the Agreements, though Citation does not anticipate that any officer's employment will be terminated following the Merger. However, under the Agreements, Messrs. Sommer, Roberts, Roberts, Lawson and Yoder would be entitled to receive approximately $570,000, $126,000, $26,000 and $24,000, respectively, in accelerated benefits as of the Effective Time of the Merger.

     A "Change in Control" includes the occurrence of any of the following: (a) any person, entity or "group" (within the meaning of Rules 13d through 13d-6 of the Exchange Act) (other than any subsidiary or affiliate as of December 1, 1998 of the Company or any employee benefit plan of the Company) has acquired or agreed to acquire beneficial ownership of fifty percent or more of the voting and/or economic interest in the capital stock of the Company; (b) a majority of the board of directors of the Company shall consist at such time of individuals other than (i) members of the board of directors on December 1, 1998, and (ii) other members of the Board approved to become a director by a majority of such members referred to in clause (i) or by members so approved; or (c) the approval by the stockholders of the Company and completion of (i) a merger or consolidation of the Company, statutory share exchange, or other similar transaction with another corporation, partnership, or other entity or enterprise in which either the Company is not the surviving or continuing corporation, (ii) a sale or disposition of all or substantially all of the assets of the Company, or (iii) the dissolution of the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of December 15, 1999, the number and percentage of outstanding shares of Citation common stock beneficially owned by each person known by Citation to be a beneficial owner of more than five percent of its issued and outstanding common stock. Beneficial ownership reflects sole voting and investment power unless otherwise noted.

                                              Shares           Percentage
                                           Beneficially        of Common
            Beneficial Owner                  Owned            Stock/(1)/
            ---------------                   -----            ----------
Kelso Investment Associates VI, L.P.,        13,184,118        86.85%
     Kelso GP VI, LLC,
     KEP VI, LLC /(1)/
     Frank T. Nickell                        13,184,118        86.85%
     Thomas R. Wall, IV                      13,184,118        86.85%
     George E. Matelich                      13,184,118        86.85%
     Michael B. Goldberg                     13,184,118        86.85%
     David I. Wahrhaftig                     13,184,118        86.85%
     Frank K. Bynum, Jr.                     13,184,118        86.85%

                                              Shares           Percentage
                                           Beneficially        of Common
            Beneficial Owner                  Owned            Stock/(1)/
            ---------------                   -----            ----------
     Philip E. Berney                        13,184,118        86.85%
          c/o Kelso & Company                13,184,118        86.85%
          320 Park Avenue
          24/th/ Floor
          New York, NY 10022

(1) Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of shares of common stock owned of record by Kelso Investment Associates VI, L.P. by virtue of their status as managing members of its general partner Kelso GP VI, LLC and of shares of common stock owned of record by KEP VI, LLC by virtue of their status as managing members of KEP VI, LLC. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC, but disclaim beneficial ownership.

           Information for Kelso Investment Associates VI, L.P., Kelso GP VI, LLC and KEP VI, LLC includes 11,350,000 shares held by Kelso Investment Associates VI, L.P. and 1,834,118 held by KEP VI, LLC. Kelso Investment Associates VI, L.P., Kelso GP VI, LLC and KEP VI, L.P., due to their common control, could be deemed to beneficially own each of the other's shares, but disclaim such beneficial ownership.

 Security Ownership of Management

     The following table sets forth, as of December 15, 1999, the number and percentage of outstanding shares of Citation common stock beneficially owned by each director, each executive officer named in the Summary Compensation Table serving in such capacity as of December 15, 1999, and all executive officers and directors as a group. Beneficial ownership reflects sole voting and investment power unless otherwise noted.

                                                        Shares               Percentage
                                                     Beneficially            of Common
Beneficial Owner                                        Owned                Stock/(1)/
----------------                                        -----               -----------
Frank K. Bynum, Jr. /(1)/                              13,184,118           86.85%
Director
John W. Lawson                                             24,500             *
Vice President , Automotive Group
Frederick F. Sommer                                        31,250             *
President, Chief Executive Officer and Director
Thomas R. Wall, IV /(1)/                               13,184,118           86.85%
Director

                                                        Shares               Percentage
                                                     Beneficially            of Common
Beneficial Owner                                        Owned                Stock/(1)/
----------------                                        -----               -----------
R. Conner Warren                                      165,000                  1.1%
Executive Vice President and Chief
Administrative Officer
Edwin L. Yoder                                          -0-                     *
Vice president, Industrial Iron Group
Current officers and directors as a group

______________
* less than 1%

(1) Consists of Messrs. Wall and Bynum may be deemed to share beneficial ownership of shares of common stock owned of record by Kelso Investment Associates VI, L.P. by virtue of their status as managing members of its general partner Kelso GP VI, LLC and of shares of common stock owned of record by KEP VI, LLC by virtue of their status as managing members of KEP VI, LLC. Messrs. Wall and Bynum share investment and voting power with respect to securities owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC, but disclaim beneficial ownership. See the note to the previous table.

          Consists of 11,350,000 shares held by Kelso Investment Associates VI, L.P. and 1,834,118 held by KEP VI, LLC.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kelso & Company Services Agreement

     Pursuant to a letter services agreement, dated December 1, 1999, Citation agreed to retain Kelso & Company to provide consulting and advisory services to Citation. The services agreement will continue in full force and effect for so long as Kelso & Company or any of its affiliates, including Kelso Investment Associates VI, L.P. and KEP VI, LLC, continue to own any shares of common stock of Citation. Such services may include (i) assisting in the raising of additional debt and equity capital from time to time for Citation, if deemed advisable by its Board of Directors, (ii) assisting Citation in its long-term strategic planning generally and (iii) providing such other consulting and advisory services as Citation may reasonably request.

     In consideration of Kelso & Company providing such services, Citation will pay Kelso & Company an annual advisory fee of $840,000, payable quarterly in advance. The services agreement provides that Citation will indemnify Kelso & Company, Kelso Investment Associates VI, L.P., KEP VI, LLC and certain related parties, subject to certain limitations, against all claims and liabilities arising out of or in connection with applicable securities laws or other laws in connection with the merger and related transactions, the provision by Kelso & Company of advisory services and the operation of the business following the merger. In addition, upon completion of the merger, Kelso & Company caused Citation to pay to it a cash fee of approximately $8.4 million.

Stockholders Agreement

     The Stockholders Agreement provides, among other things, that shares of Citation common stock that were retained in connection with the merger may be freely transferred, subject only to a right of first refusal in favor of Citation and certain of its designees. The agreement restricts the transfer of any other shares of common stock owned by officers and employees of Citation who are or who become parties to the Stockholders Agreement. In addition, stockholders have "tag-along" rights to sell their shares on a pro rata basis with the affiliates of Kelso & Company whenever those stockholders are selling their shares to third parties. Affiliates of Kelso & Company have "drag-along" rights to cause each executive, officer, employee or other stockholder who is or who becomes a party to sell his shares of Citation on a pro rata basis with the Kelso-affiliated stockholders to a third party that has made an offer to purchase the shares of Citation owned by the Kelso-affiliated stockholders.

Registration Rights Agreement

     The Registration Rights Agreement provides, among other things, that Kelso & Company has the right, at any time, to make up to five separate requests that Citation effect the registration under the Securities Act of all or a portion of the registrable securities owned by Kelso & Company. Any such request shall specify the intended method or methods of disposition thereof. In the event that Citation registers its shares under the Securities Act (except for registrations related to exchange offers or benefit plans) and any Kelso-affiliated stockholder is selling its shares in connection with this registration, the executive officers, employees and other parties to the agreement who are not affiliated with Kelso & Company will have the right to have their shares concurrently registered and sold, in most cases, on a pro rata basis with those of the Kelso-affiliated stockholders.

Other

     Information regarding economic benefits received in connection with the merger by Citation's former board of directors and certain members of its former management, including Messrs. Sommer, Yoder, Warren, and Lawson, who are named executive officers included in the Summary Compensation Table in this report and who presently continue as members of management, is incorporated by reference to the discussion beginning at page 70 under the caption "Interests of Certain Persons in the Merger and Recapitalization" in the Company's Proxy Statement/Prospectus dated October 29, 1999 filed in connection with Citation Corporation's Registration Statement on Form S-4 (Registration No. 333-894310).

                                    PART IV

ITEM 14:      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K
Exhibits

     The exhibits set forth in the following index of exhibits are filed as a part of this report:

Exhibit
-------                                                                                         Page
Number                                                                                          ----
------
  2.1(a)     Agreement and Plan of Merger and Recapitalization, dated as of June 24, 1999,        *
             between RSJ Acquisition Co. and Citation Corporation (incorporated by reference to Exhibit 2.1(a) of the Company's Registration Statement on Form
             S-4 (Commission File No. 333-86763) filed September 8, 1999).

  2.1(b)     Amendment No. 1 to Agreement and Plan of Merger dated as of September 3,             *
             1999 (incorporated by reference to Exhibit 2.1(b) of the Company's
             Registration Statement on Form S-4 (Commission File No. 333-86763) filed
             September 8, 1999).

  2.1(c)     Amendment No. 2 to Agreement and Plan of Merger and Recapitalization dated           *
             as of October 12, 1999 (incorporated by reference to Exhibit 2.1(c) of the
             Company's Registration Statement on Form S-4 (Commission File No. 333-
             86763) filed September 8, 1999).

  3.1        Certificate of Incorporation of the Company, as amended (incorporated by             *
             reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1
             under the Securities Act of 1933 (Registration No. 33-79804) as filed August
             2, 1994).

  3.1(a)     Certificate of Designations of Series A Junior Participating Preferred Stock         *
             of Citation Corporation dated November 30, 1998 (incorporated by reference to
             Exhibit 3.1(a) of the Company's Annual Report on Form 10-K for the year ended September 27, 1998).

  3.1(b)     Certificate of Merger of RSJ Acquisition Co. with and into Citation                 90
             Corporation as effective December 1, 1999

  3.2(a)     Bylaws of the Company as amended November 25, 1998 (incorporated by                  *
             reference to Exhibit 3.2(a) of the Company's Annual Report on Form 10-K for
             the year ended September 27, 1998).


  4.1(a)       Rights Agreement dated as of November 25, 1998 between Citation                    *
               Corporation and the Bank of New York as Rights Agent (incorporated by reference to the Company's Registration Statement on Form 8-A under the Securities Exchange Act of 1934 (Commission File No. 0-24492) as
               filed December 1, 1998).

  4.1(b)       Amendment, dated as of December 10, 1998, to Rights Agreement, dated as of         *
               November 25, 1998, between the Company and the Bank of New York, as
               Rights Agent (incorporated by reference to the Company's Amendment to
               Registration Statement on Form 8-A/A under the Securities Exchange Act of
               1934 (Commission File No. 0-24492) as filed December 16, 1998).

  4.1(c)       Amendment, dated as of May 20, 1999, to Rights Agreement, dated as of              *
               November 25, 1998, between the Company and the Bank of New York, as
               Rights Agent (incorporated by reference to the Company's Registration
               Statement on Form S-4 (Commission File No. 333-86763) as filed September
               8, 1999).

  4.1(d)       Amendment, dated as of June 24, 1999, to Rights Agreement, dated as of             *
               November 25, 1998, between the Company and the Bank of New York, as
               Rights Agent (incorporated by reference to the Company's Registration
               Statement on Form S-4 (Commission File No.333-86763) as filed September
               8, 1999).

  4.2          Voting Agreement dated as of June 24, 1999, by and between RSJ Acquisition         *
               Co. and certain stockholders of Citation Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 (Commission File No.
               333-86763) as filed September 8, 1999).

  4.3          Stock Election Agreement dated as of September 8, 1999, between RSJ                *
               Acquisition Co. and Hackney One Investments L.L.C. (incorporated by reference to the Company's Registration Statement on Form S-4 (Commission
               File No. 333-86763) as filed September 8, 1999).

  4.4          Stock Election Agreement dated as of September 8, 1999, between RSJ                *
               Acquisition Co. and Frederick F. Sommer (incorporated by reference to the
               Company's Registration Statement on Form S-4 (Commission File No. 333-
               86763) as filed September 8, 1999).

  4.5          Stock Election Agreement dated as of September 8, 1999, between RSJ                *
               Acquisition Co. and R. Conner Warren (incorporated by reference to the
               Company's Registration Statement on Form S-4 (Commission File No. 333-
               86763) as filed September 8, 1999).


  4.6        Stock Election Agreement dated as of September 8, 1999, between RSJ                   *
             Acquisition Co. and Timothy L. Roberts (incorporated by reference to the
             Company's Registration Statement on Form S-4 (Commission File No. 333-
             86763) as filed September 8, 1999).

  4.7        Stock Election Agreement dated as of September 8, 1999, between RSJ                   *
             Acquisition Co. and Edwin L. Yoder (incorporated by reference to the
             Company's Registration Statement on Form S-4 (Commission File No. 333-
             86763) as filed September 8, 1999).

  4.8        Stock Election Agreement dated as of September 8, 1999, between RSJ                   *
             Acquisition Co. and John W. Lawson (incorporated by reference to the
             Company's Registration Statement on Form S-4 (Commission File No. 333-
             86763) as filed September 8, 1999).

  4.11       Amended Stock Election Agreement dated as of October 12, 1999, between                *
             RSJ Acquisition Co. and Hackney One Investments, L.L.C. (incorporated by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-
             4 (Commission File No. 333-86763) filed September 8, 1999).

  4.12       Credit Agreement dated as of November 30, 1999 between the Company, the               92
             Lenders Party Thereto and The Chase Manhattan Bank, as Administrative
             Agent.

  4.13       Bridge Financing Agreement dated as of December 1, 1999 between the                  158
             Company, Citation Funding, Inc., The Chase Manhattan Bank and First Union
             Investors, Inc.

  4.14       Form of Note, included as Exhibit A to the Bridge Financing Agreement dated          190
             as of December 1, 1999 between the Company, Citation Funding, Inc., The
             Chase Manhattan Bank and First Union Investors, Inc.

  4.15       Registration Rights Agreement (Senior Subordinated Increasing Rate Notes),           193
             included as Exhibit B-1 to the Bridge Financing Agreement dated as of
             December 1, 1999 between the Company, Citation Funding, Inc., The Chase
             Manhattan Bank and First Union Investors, Inc.

  4.16       Registration Rights Agreement (Warrants), included as Exhibit B-2 to the             202
             Bridge Financing Agreement dated as of December 1, 1999 between the
             Company, Citation Funding, Inc., The Chase Manhattan Bank and First Union
             Investors, Inc.

  4.17       Form of Warrant Escrow Agreement, included as Exhibit C to the Bridge                211
             Financing Agreement dated as of December 1, 1999 between the Company,
             Citation Funding, Inc., The Chase Manhattan Bank and First Union Investors,
             Inc.


   4.18      Form of Warrants, included as Exhibit F to the Bridge Financing Agreement           222
             dated as of December 1, 1999 between the Company, Citation Funding, Inc.,
             The Chase Manhattan Bank and First Union Investors, Inc.

  10.2(w)    Agreement and Plan of Merger dated May 16, 1996 among Interstate Forging             *
             Industries, Inc., Citation Forging Corporation, and Citation Corporation, as
             amended (incorporated by reference to Exhibit 2.2 of the Company's Report on Form 8-K dated March 1, 1996).

  10.2(x)    Second Amended and Restated Credit Agreement, dated as of August 3, 1998,           *
             among the Company and certain of its subsidiaries, certain banks and other lenders party thereto from time to time, The First National Bank of Chicago, and SouthTrust Bank, National Association (incorporated by reference to
             Exhibit 10.2(x) of the Company's Annual Report on Form 10-K for the year ended September 27, 1998).

  10.2(y)    First Amendment to Second Amended and Restated Credit Agreement, dated              *
             as of November 3, 1998 (incorporated by reference to Exhibit 10.2(y) of the
             Company's Annual Report on Form 10-K for the year ended September 27,
             1998).

  10.2(z)    Second Amendment to Second Amended and Restated Credit Agreement, dated             *
             as of November 25, 1998 (incorporated by reference to Exhibit 10.2(z) of the
             Company's Annual Report on Form 10-K for the year ended September 27,
             1998).

  10.3(b)    Employment Agreement commencing on August 9, 1994 between Citation                  *
             Corporation and R. Conner Warren (incorporated by reference to Exhibit
             10.3(b) of the Company's Registration Statement on Form S-1 under the
             Securities Act of 1933 (Registration No. 33-79804) as filed August 2, 1994).

  10.3(c)    Change in Control Retention and Severance Agreement dated December 1,               *
             1998 between the Company and Frederick F. Sommer (incorporated by reference to Exhibit 10.3(c) of the Company's Annual Report on Form 10-K
             for the year ended September 27, 1998).

  10.3(d)    Change in Control Retention and Severance Agreement dated December 1,               *
             1998 between the Company and John W. Lawson (incorporated by reference to Exhibit 10.3(d) of the Company's Annual Report on Form 10-K for the year ended September 27, 1998).

  10.3(e)    Change in Control Retention and Severance Agreement dated December 1,               *
             1998 between the Company and Edwin L. Yoder (incorporated by reference to
             Exhibit 10.3(e) of the Company's Annual Report on Form 10-K for the year ended September 27, 1998).


  10.3(f)    Change in Control Retention and Severance Agreement dated December 1,                *
             1998 between the Company and Stanley B. Atkins (incorporated by reference to Exhibit 10.3(f) of the Company's Annual Report on Form 10-K for the year ended September 27, 1998).

  10.3(g)    Change in Control Retention and Severance Agreement dated December 1,                *
             1998 between the Company and Thomas W. Burleson (incorporated by reference to Exhibit 10.3(g) of the Company's Annual Report on Form 10-K
             for the year ended September 27, 1998).

  10.3(h)    Change in Control Retention and Severance Agreement dated December 1,                *
             1998 between the Company and G. Thomas Surtees (incorporated by reference to Exhibit 10.3(h) of the Company's Annual Report on Form 10-K for the year ended September 27, 1998).

  10.3(j)    Change in Control Retention and Severance Agreement dated December 1,                *
             1998 between the Company and Timothy L. Roberts (incorporated by reference to Exhibit 10.3(j) of the Company's Annual Report on Form 10-K for the year ended September 27, 1998).

  10.4       Citation Corporation Incentive Award Plan  (incorporated by reference to             *
             Exhibit 10.4 of the Company's Registration Statement on Form S-1 under the
             Securities Act of 1933 (Registration No. 33-79804) as filed August 2, 1994).

  10.4(a)    Citation Corporation Stock Plan for Non Employee Directors (incorporated by          *
             reference to Exhibit 10.4(a) of the Company's Annual Report on Form 10-K
             for the year ended October 1, 1995).

  10.4(b)    Citation Non-Qualified Stock Option Plan for Non-Employee Directors                  *
             (incorporated by reference to Exhibit 10.4(b) of the Company's Annual Report on Form 10-K for the year ended September 29, 1996).

  10.6       Tax Indemnification Agreement between Shareholders existing prior to August          *
             9, 1994 and Citation Corporation (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 33-79804) as filed August 2, 1994).

    21       Subsidiaries of the Registrant                                                      234

    23       Consent of PricewaterhouseCoopers LLP                                               235

    27       Financial Data Schedules, submitted to the Securities and Exchange
             Commission in electronic format

  99.1       Report of Independent Accountants on Financial Statement Schedules                  236


99.2         Schedule II - Valuation and Qualifying Accounts                                     237

Financial Statement Schedules

     The Index to financial statements filed as a part of this Report is contained at page 31.

     The following schedule is filed as an exhibit to this report:

             Report of Independent Accountants on Financial Statement Schedules, page 236

             Schedule II - Valuation and Qualifying Accounts, page 237

Reports on Form 8-K

     The following reports on Form 8-K were filed for the quarter ended October 3, 1999:

     1. Form 8-K filed July 1, 1999, in which the Company reported the execution on June 24, 1999 of a definitive merger agreement with RSJ Acquisition Co.

     2. Form 8-K dated September 3, 1999, reported the execution of Amendment No. 1 to the merger agreement with RSJ Acquisition Co., and the filing and mailing of the Company's definitive proxy statement/prospectus regarding its proposed merger with RSJ Acquisition Co. In connection with its offering of Senior Subordinated Notes as part of the then-proposed financing for the merger and recapitalization transactions, the Company also announced certain pro forma unaudited financial information for the twelve-month period ended August 29, 1999.

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

                                                               December 29, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Frederick F. Sommer        President and Chief Executive Officer        December 29, 1999
------------------------        (Principal Executive Officer)
FREDERICK F. SOMMER

/s/  Thomas R. Wall IV           Director                                    December 29, 1999
----------------------
THOMAS R. WALL, IV

/s/  Frank K. Bynum, Jr.         Director                                    December 29, 1999
-------------------------
FRANK K. BYNUM, JR.

/s/ Thomas W. Burleson           Vice President-Finance, Chief               December 29, 1999
----------------------           Financial Officer and Assistant
THOMAS W. BURLESON               Secretary
                                 (Principal Financial Officer)

                                      87